Form 10-Q
period 1999-03-31
USANI LLC
filed 1999-05-14
CIK 1077059

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 14, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                      COMMISSION FILE NUMBER 333-71305-03

                                   USANI LLC
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      59-3490970
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                              152 WEST 57TH STREET
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                     10019
                                   (Zip Code)

                                 (212) 314-7300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  ___   No X

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
---------------------------------------------------------------------------------------
                                                                 1999          1998
---------------------------------------------------------------------------------------

                                                                    (In thousands)
NET REVENUES
  Networks and television production........................   $331,753      $166,162
  Electronic retailing......................................    275,783       242,196
  Internet services.........................................      6,307         3,813
  Other.....................................................      4,046         3,187
                                                               --------      --------
     Total net revenues.....................................    617,889       415,358
                                                               --------      --------
Operating costs and expenses:
  Cost of sales.............................................    176,086       152,280
  Program costs.............................................    170,067        90,138
  Selling and marketing.....................................     62,631        40,602
  General and administrative................................     56,036        26,783
  Other operating costs.....................................     22,129        41,496
  Depreciation and amortization.............................     49,097        33,203
                                                               --------      --------
     Total operating costs and expenses.....................    536,046       384,502
                                                               --------      --------
     Operating profit.......................................     81,843        30,856
  Other income (expense):
  Interest income...........................................     10,615           978
  Interest expense..........................................    (20,378)      (18,206)
  Gain on sale of securities................................     47,300            --
  Other, net................................................      9,616        (5,673)
                                                               --------      --------
                                                                 47,153       (22,901)
                                                               --------      --------
  Earnings before income taxes and minority interest........    128,996         7,955
  Income tax expense........................................     (1,883)       (2,645)
  Minority interest.........................................        186            --
                                                               --------      --------
NET EARNINGS................................................   $127,299      $  5,310
                                                               ========      ========

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                              MARCH 31,      DECEMBER 31,
ASSETS                                                           1999            1998
-----------------------------------------------------------------------------------------

                                                                    (In thousands)
CURRENT ASSETS
Cash and cash equivalents...................................  $  295,435      $  234,903
Accounts and notes receivable, net of allowance of $25,757
  and $20,572, respectively.................................     306,605         317,298
Inventories, net............................................     404,921         411,727
Investment held for sale....................................      47,606              --
Other current assets, net...................................      16,833          14,685
                                                              ----------      ----------
          Total current assets..............................   1,071,400         978,613

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      91,306          79,465
Buildings and leasehold improvements........................      55,589          55,136
Furniture and other equipment...............................      39,609          45,616
                                                              ----------      ----------
                                                                 186,504         180,217
  Less accumulated depreciation and amortization............     (52,405)        (43,262)
                                                              ----------      ----------
                                                                 134,099         136,955
Land........................................................      10,242          10,242
Projects in progress........................................      20,084          14,587
                                                              ----------      ----------
                                                                 164,425         161,784
OTHER ASSETS
Intangible assets, net......................................   5,273,983       5,307,517
Cable distribution fees, net ($40,127 and $39,650,
  respectively, to related parties).........................     101,307         100,416
Long-term investments.......................................      48,322          65,327
Notes and accounts receivable, net of current portion
  ($1,250 and $3,356, respectively, from related parties)...      40,487          41,508
Inventories, net............................................     148,653         150,293
Advances to USAi and subsidiaries...........................     144,168         158,152
Deferred charges and other, net.............................      43,544          39,075
                                                              ----------      ----------
                                                              $7,036,289      $7,002,685
                                                              ==========      ==========

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------
                                                              MARCH 31,     DECEMBER 31,
LIABILITIES AND MEMBERS' EQUITY                                  1999           1998
----------------------------------------------------------------------------------------

                                                                    (In thousands)
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   34,523     $   28,223
Accounts payable, trade.....................................     115,178        159,288
Obligations for program rights and film costs...............     198,265        184,074
Cable distribution fees payable ($18,738 and $18,633,
  respectively, to related parties).........................      28,543         44,588
Other accrued liabilities...................................     288,322        279,084
                                                              ----------     ----------
          Total current liabilities.........................     664,831        695,257
LONG-TERM OBLIGATIONS (net of current maturities)...........     719,131        732,307
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     390,891        409,716
OTHER LONG-TERM LIABILITIES.................................      47,101         49,857
MINORITY INTEREST...........................................         957            143
MEMBERS' EQUITY
Class A (113,778,742) shares................................   1,753,618      1,753,618
Class B (133,689,889) shares................................   2,736,363      2,736,363
Class C (22,887,354) shares.................................     466,252        466,252
Retained earnings...........................................     216,589        142,045
Unrealized gain in available for sale securities............      40,999         17,850
Unearned compensation.......................................        (443)          (723)
                                                              ----------     ----------
          Total members' equity.............................   5,213,378      5,115,405
                                                              ----------     ----------
                                                              $7,036,289     $7,002,685
                                                              ==========     ==========

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------

                                                         CLASS A      CLASS B     CLASS C
                                                           LLC          LLC         LLC      RETAINED   UNREALIZED     UNEARNED
                                             TOTAL        SHARES       SHARES      SHARES    EARNINGS     GAINS      COMPENSATION
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999...............  $5,115,405   $1,753,618   $2,736,363   $466,252   $142,045    $17,850       $  (723)
Comprehensive income:
  Net earnings for the three months ended
    March 31, 1999.......................     127,299           --           --         --    127,299         --            --
  Increase in unrealized gains in
    available for sale securities........      23,149           --           --         --         --     23,149            --
                                           ----------
        Comprehensive income.............     150,448
                                           ----------
Mandatory tax distribution to LLC
  partners...............................     (52,755)          --           --         --    (52,755)        --            --
Cancellation of employee equity
  program................................         280           --           --         --         --         --           280
                                           ----------   ----------   ----------   --------   --------    -------       -------
BALANCE AT MARCH 31, 1999................  $5,213,378   $1,753,618   $2,736,363   $466,252   $216,589    $40,999       $  (443)
                                           ==========   ==========   ==========   ========   ========    =======       =======

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
-------------------------------------------------------------------------------------
                                                                 1999         1998
-------------------------------------------------------------------------------------
                                                                   (In thousands)
Cash flows from operating activities:
Net earnings................................................   $127,299     $   5,310
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................     43,007        27,593
  Amortization of cable distribution fees...................      6,090         5,610
  Amortization of program rights and film costs.............    159,261        78,238
  Equity in losses of unconsolidated affiliates.............        443         6,066
  Gain on sale of securities................................    (47,300)           --
  Non-cash stock compensation...............................        472            --
  Minority interest.........................................       (186)           --
  Changes in current assets and liabilities:
    Accounts receivable.....................................     11,477       (45,288)
    Inventories.............................................      5,332        (2,441)
    Accounts payable........................................    (44,110)       16,232
    Accrued liabilities.....................................     (8,172)       25,560
  Payment for program rights and film costs.................   (161,939)      (76,591)
  Increase in cable distribution fees.......................     (6,981)       (1,089)
  Other, net................................................     (1,657)      (25,220)
                                                               --------     ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........     83,036        13,980
                                                               --------     ---------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
    acquired................................................         --     (1,297,233)
  Acquisitions, net of cash acquired........................     (7,500)           --
  Capital expenditures, net.................................    (10,011)       (9,701)
  Increase in long-term investments.........................    (11,385)      (12,149)
  Proceeds from long-term notes receivable..................      3,691            --
  Proceeds from sale of securities..........................     58,110            --
  Other, net................................................         --       (10,680)
                                                               --------     ---------
        NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES..........................................     32,905     (1,329,763)
                                                               --------     ---------
Cash flows from financing activities:
  Borrowings................................................         --     1,499,380
  Principal payments on long-term obligations...............     (6,965)      (53,952)
  Payment of mandatory tax distribution to LLC Partners.....    (52,755)           --
  Intercompany..............................................      4,311       (75,155)
                                                               --------     ---------
        NET CASH (USED IN) PROVIDED BY FINANCING
        ACTIVITIES..........................................    (55,409)    1,370,273
                                                               --------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     60,532        54,490
Cash and cash equivalents at beginning of period............    234,903        23,022
                                                               --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $295,435     $  77,512
                                                               ========     =========

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- ORGANIZATION AND BASIS OF PRESENTATION

COMPANY FORMATION

     USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping Network, Inc. ("Home Shopping"), which is a subsidiary of USA Networks, Inc. ("USAi"), formerly known as HSN, Inc. At its formation, USAi and Home Shopping contributed substantially all of the operating assets and liabilities of Home Shopping to the Company in exchange for Class A shares in the Company.

     On February 12, 1998, USAi acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and The Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") and contributed those businesses to the Company (the "Universal Transaction").

COMPANY BUSINESS

     The Company is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

     The three principal areas of business are:

     - NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and The Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

     - ELECTRONIC RETAILING, which consists primarily of the Home Shopping Network and America's Store which are engaged in the electronic retailing business.

     - INTERNET SERVICES, which represents the Company's on-line retailing networks business.

BASIS OF PRESENTATION

     The contribution of assets by USAi and Home Shopping to the Company was accounted for in the accompanying consolidated financial statements in a manner similar to the pooling-of-interests for business

                           USANI LLC AND SUBSIDIARIES

NOTE A -- ORGANIZATION AND BASIS OF PRESENTATION -- (CONTINUED) combinations due to the common ownership of Home Shopping and USANi LLC. Accordingly, the assets and liabilities were transferred to the LLC at Home Shopping's historical cost.

     Given that equity interests in limited liability companies are not in the form of common stock, earnings per share data is not presented.

     The interim Condensed Consolidated Financial Statements of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998 contained in the Form S-4 Registration Statement (File No. 333-71305) for the $500.0 million 6 3/4% Senior Notes.

     In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     See the Company's Form S-4 Registration Statement (File No. 333-71305) for the fiscal year ended December 31, 1998 for a summary of all significant accounting policies.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned and voting-controlled subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. All other investments are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates underlying the accompanying consolidated financial statements and notes include the inventory carrying adjustment, program rights and film cost amortization, sales return accrual and other revenue allowance, allowances for doubtful accounts, recoverability of intangibles and other long-lived assets, management's forecast of anticipated revenues from the distribution of television product in order to evaluate the ultimate recoverability of film inventory and amortization or program usage.

NOTE C -- BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

     In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in USAi through shares of common stock, par value $.01 per share, of USAi (the "Common Stock") and Class B common stock, par value $.01 per

                           USANI LLC AND SUBSIDIARIES

NOTE C -- BUSINESS ACQUISITIONS -- (CONTINUED) share, of USAi (the "Class B Common Stock"), and shares ("LLC Shares") of a newly formed limited liability company ("USANi LLC") which are exchangeable (subject to regulatory restrictions) into shares of Common Stock and Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi. Simultaneously with this transaction, the remaining 1,178,322 shares of Class B Common Stock were issued in accordance with Liberty's contingent right to receive such shares as part of the Home Shopping Merger in 1996.

     The Investment Agreement, as amended and restated as of December 18, 1997, among USAi, Home Shopping, Universal and Liberty (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, USAi and Liberty, a subsidiary of Tele-Communications, Inc. ("TCI"), would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in USAi through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 15,000,000 LLC shares.

     The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 1998, is presented to show the results of the Company, as if the Universal Transaction had occurred as of January 1, 1998. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 1998
                                                       ------------------
                                                         (IN THOUSANDS)
Net revenues.......................................         $572,722
Net earnings.......................................           17,328

                           USANI LLC AND SUBSIDIARIES

NOTE D -- CONSOLIDATED STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE QUARTER ENDED MARCH 31, 1998:

----------------------------------------------------------------------------
                                                              (In thousands)
     ACQUISITION OF USA NETWORKS AND STUDIOS USA
       Acquisition price....................................   $ 4,115,531
       Less: Amount paid in cash............................    (1,300,983)
                                                               -----------
       Total Non-Cash Consideration.........................   $ 2,814,548
                                                               ===========
     Components of Non-Cash Consideration:
       Deferred purchase price liability....................   $   300,000
       Issuance of Common Shares and Class B Shares.........       277,898
       Issuance of USANi LLC Shares.........................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========

     Exchange of Minority Interest in USANi LLC for Deferred
      Purchase Price Liability..............................   $   122,711
                                                               ===========

     During the quarter ended March 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE QUARTER ENDED MARCH 31, 1999:

     During the quarter ended March 31, 1999, the Company acquired post-production equipment through a capital lease totaling $2.0 million.

NOTE E -- INVENTORIES

------------------------------------------------------------------------------------------------
                                                         MARCH 31,             DECEMBER 31,
                                                           1999                    1998
                                                   ---------------------   ---------------------
INVENTORIES CONSIST OF                             CURRENT    NONCURRENT   CURRENT    NONCURRENT
------------------------------------------------------------------------------------------------
                                                                  (In thousands)
     Film costs:
       Released, less amortization...............  $ 86,259    $ 58,773    $ 98,082    $ 61,310
       In process and unreleased.................     2,996          --         138          --
     Programming costs, net of amortization......   152,178      89,880     151,192      88,983
     Merchandise held for sale...................   163,085          --     162,315          --
     Other.......................................       403          --          --          --
                                                   --------    --------    --------    --------
               Total.............................  $404,921    $148,653    $411,727    $150,293
                                                   ========    ========    ========    ========

     The Company estimates that approximately 90% of unamortized film costs (including amounts allocated under purchase accounting) at March 31, 1999 will be amortized within the next three years.

NOTE F -- PROGRAM RIGHTS AND FILM COSTS

     As of March 31, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $512.7 million. Annual payments required are $158.5 million in 1999, $139.0 million in 2000, $76.3 million in 2001, $51.3 million in 2002, $36.6 million in 2003 and
$51.0 million in

                           USANI LLC AND SUBSIDIARIES

NOTE F -- PROGRAM RIGHTS AND FILM COSTS -- (CONTINUED)
2004 and thereafter. Amounts representing interest are $35.9 million and the present value of future payments is $476.8 million.

     As of March 31, 1999, the liability for film costs amounted to $112.4. Annual payments are $47.4 in 1999 and $65.0 in 2000.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of March 31, 1999, the unrecorded commitments amounted to $728.6 million. Annual commitments are $55.9 million for the remainder of 1999, $125.6 million in 2000, $157.3 million in 2001, $133.9 million in 2002, $82.2 million in 2003 and $173.7 million in 2004 and thereafter.

NOTE G -- INVESTMENTS

     During the quarter ended March 31, 1999, the Company recognized a gain of $47.3 million on the sale of securities in a publicly traded entity.

     In March 1999, the Company entered into a series of financial instruments to hedge the value of the Company's investment in securities of a publicly traded entity. This hedge establishes a floor and ceiling for the value of these securities and is intended to minimize the impact of market fluctuations until the Company sells these securities. The hedge instruments expire in the third quarter of 1999, which is within the period the Company expects to sell the securities. The fair value of the hedge as of March 31, 1999 approximates the carrying value.

NOTE H -- NOTES OFFERING AND GUARANTEES

     On November 23, 1998, the Company issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes" and "Notes Offering") with USAi, as joint and several co-obligors. The Notes are jointly and severally guaranteed by substantially all subsidiaries of the Company and certain wholly and non-wholly owned subsidiaries of USAi, including Home Shopping.

     Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Notes. Management does not believe that the information contained in full financial statements of the Guarantors would be material to investors. See the USAi March 31, 1999 consolidated financial statements filed on Form 10 Q for summarized statements setting forth certain financial information concerning Guarantor and Non-Guarantor Subsidiaries.

NOTE I -- INDUSTRY SEGMENTS

     For the quarter ended March 31, 1999, the Company operated principally in three industry segments: Networks and television production, Electronic retailing and Internet services. Networks and television production consists of the cable networks USA Network and The Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. Internet services represents the Company's on-line retailing network business.

                           USANI LLC AND SUBSIDIARIES

NOTE I -- INDUSTRY SEGMENTS -- (CONTINUED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Revenue
  Networks and television production........................  $331,753       $166,162
  Electronic retailing......................................   275,783        242,196
  Internet services.........................................     6,307          3,813
  Other.....................................................     4,046          3,187
                                                              --------       --------
                                                              $617,889       $415,358
                                                              ========       ========
Operating profit (loss)
  Networks and television production........................  $ 80,715       $ 27,872
  Electronic retailing......................................    14,409          7,781
  Internet services.........................................    (7,246)        (2,610)
  Other.....................................................    (6,035)        (2,187)
                                                              --------       --------
                                                              $ 81,843       $ 30,856
                                                              ========       ========

NOTE J -- SUBSEQUENT EVENT

     On February 8, 1999, USAi USANi LLC, Lycos. Inc. ("Lycos"), Ticketmaster Online-CitySearch, Inc. ("TMCS"), USA Interactive Inc. ("Newco") and two wholly owned subsidiaries of Newco entered into agreements relating to the combination of Lycos, TMCS and certain of USAi's assets in an entity to be controlled by USAi. On May 12, 1999, the parties jointly announced that they had agreed by mutual consent to terminate these agreements. The agreement terminating the transaction requires Lycos to pay $25.5 million to USAi and $9.5 million to TMCS if prior to July 15, 1999 Lycos enters into an agreement with respect to, or, under certain circumstances, becomes subject to, certain acquisition proposals. In addition, subject to certain exceptions, USAi and TMCS each has agreed that until July 15, 1999 it will not acquire Lycos stock or make any proposals to acquire Lycos.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USANi LLC (the "Company" or "LLC") is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

EBITDA

     Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as operating profit plus depreciation and amortization. EBITDA is presented here as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS IN THE MARKETS SERVED BY THE COMPANY; FUTURE REGULATORY ACTIONS AND CONDITIONS IN THE COMPANY'S OPERATING AREAS; COMPETITION FROM OTHERS; SUCCESSFUL INTEGRATION OF THE COMPANY'S DIVISIONS' MANAGEMENT STRUCTURES; PRODUCT DEMAND AND MARKET ACCEPTANCE; THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; AND OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES.

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company has pursued several strategic initiatives that have resulted in the acquisition and development of several new businesses. The Universal Transaction in February 1998 caused a significant increase in net revenues, operating costs and expenses and operating profit. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the Universal Transaction as if it had occurred as of January 1, 1998. The pro forma information is not necessarily indicative of the revenues and cost of revenues that would have actually been reported had the Universal Transaction occurred as of January 1, 1998, nor is it necessarily indicative of future results.

A. CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter ended March 31, 1999, compared with the quarter ended March 31, 1998. The operations for the quarter ended March 31, 1998, consist of the operations of Home Shopping, and since February 12, 1998, the results of USA Networks and Studios USA. The quarter ended March 31, 1999 consists of the operations of Home Shopping, of USA Networks and Studios USA for the full quarter. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

QUARTER ENDED MARCH 31, 1999 VS. QUARTER ENDED MARCH 31, 1998

     The Universal Transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense) for the three months ended March 31, 1999, when compared to 1998.

NET REVENUES

     For the quarter ended March 31, 1999, revenues increased $202.5 million compared to 1998 primarily due to the inclusion of operating results of USA Networks and Studios USA for the full quarter and increased revenues from Home Shopping.

OPERATING COSTS AND EXPENSES

     For the quarter ended March 31, 1999, total operating costs and expenses increased $151.5 million compared to 1998 primarily due to increased costs associated with including the operations of USA Networks and Studios USA for the full quarter.

OTHER INCOME (EXPENSE), NET

     For the quarter ended March 31, 1999, interest expense, net decreased $7.5 million compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt from proceeds of equity transactions involving Universal and Liberty during 1998 and lower interest rates.

     Other, net totaled $9.6 million in income compared to an expense of $5.7 million in 1998 primarily. The change resulted from the reversal of equity losses which were previously recorded as a result of the Universal Transaction.

MINORITY INTEREST

     For the quarter ended March 31, 1999, minority interest represents third parties' ownership interest in certain foreign subsidiaries.

QUARTER ENDED MARCH 31, 1999 VS. PRO FORMA QUARTER
ENDED MARCH 31, 1998

     The following unaudited pro forma operating results of the Company presents combined results of operations as if the Universal Transaction had occurred on January 1, 1998.

     The Unaudited Combined Condensed Pro Forma Statements of Operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the Universal transaction occurred as of January 1, 1998, nor are they necessarily indicative of future results of operations.

        UNAUDITED COMBINED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999          1998
------------------------------------------------------------------------------------
                                                                  (In thousands)
NET REVENUES:
  Networks and television production........................  $331,753      $323,526
  Electronic retailing......................................   275,783       242,196
  Internet Services.........................................     6,307         3,813
  Other.....................................................     4,046         3,187
                                                              --------      --------
          Total net revenues................................   617,889       572,722
Operating costs and expenses:
  Cost of sales.............................................   176,086       152,280
  Program costs.............................................   170,067       177,822
  Selling and marketing.....................................    62,631        61,039
  General and administrative................................    56,036        52,499
  Other operating costs.....................................    22,129        24,115
  Depreciation and amortization.............................    49,097        46,426
                                                              --------      --------
          Total operating costs and expenses................   536,046       514,181
                                                              --------      --------
          Operating profit..................................  $ 81,843      $ 58,541
                                                              ========      ========
EBITDA......................................................  $130,940      $104,967
                                                              ========      ========

     For the quarter ended March 31, 1999, revenues for the Company increased $45.2 million, or 7.9%, to $617.9 million from $572.7 million compared to pro forma 1998. For the quarter ended March 31, 1999, cost of revenues and other costs, excluding depreciation and amortization, increased $19.1 million, or 4.1%, to $486.9 million from $467.8 million compared to pro forma 1998.

     For the quarter ended March 31, 1999, pro forma EBITDA increased $25.9 million, or 24.7%, to $130.9 million from $105.0 million compared to 1998.

     The following discussion provides an analysis of the aforementioned increases in pro forma revenues and costs of revenues and other costs, excluding depreciation and amortization by significant business segment.

  Networks and Television Production

     Net revenues for the quarter ended March 31, 1999 increased by $8.3 million, or 2.6%, to $331.8 million from $323.5 million compared to 1998. The increase primarily resulted from an increase in advertising revenues and affiliate revenues at USA Network and The Sci-Fi Channel and increased deliveries of and advertising revenue from first run product at the television production business. The increase was partially offset by fewer deliveries of network product and an increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and The Sci-Fi Channel.

     Cost of revenues and other costs decreased by $16.7 million, or 7.0%, to $222.9 million from $239.6 million. The decrease results primarily from lower overhead and marketing costs, the sale of first run product at higher margins and increased usage of internally produced product.

     EBITDA for the quarter ended March 31, 1999 increased $25.0 million, or 29.8%, to $108.9 million from $83.9 million compared to pro forma 1998.

  Electronic Retailing

     Net revenues for the quarter ended March 31, 1999 increased by $33.6 million, or 13.9%, to $275.8 million from $242.2 million compared to 1998. The increase resulted from higher revenues on both the Home Shopping Network and America's Store services, higher continuity (or off-air) sales and the launch of Home Shopping en Espanol on March 30, 1998. The increases were partially offset by a planned decrease in the mail order business.

     Cost of revenues and other costs increased by $24.6 million, or 11.3%, to $241.4 million from $216.8 million. This increase resulted primarily from higher sales (gross margin increased to 38.3% in 1999 compared to 38.2% in 1998), severance costs and higher merchandising personnel costs. Also contributing to the increase in costs was cost of sales of Home Shopping en Espanol and costs associated with developing the Company's Short Shopping concept.

     EBITDA for the quarter ended March 31, 1999 increased $9.0 million, or 35.4%, to $34.4 million from $25.4 million compared to 1998.

  Internet Services

     Net revenues for the quarter ended March 31, 1999 increased by $2.5 million, or 65.8%, to $6.3 million from $3.8 million in 1998. The increase resulted from an increase in registered users to USAi's primary online retailing service, First Auction, which was partially offset by the shut down of another service during 1998.

     Cost of revenues and other costs for the quarter ended March 31, 1999 increased by $7.0 million, or 114.8%, to $13.1 million from $6.1 million in 1998. The increase resulted primarily from increased costs to maintain and enhance the Internet services and increased advertising and promotion costs. An increased loss is expected for the remainder of 1999 as new sites are rolled out.

     EBITDA loss for the quarter ended March 31, 1999 decreased $4.5 million, to ($6.8) million from ($2.3) million in 1998.

  Other

     Other costs related to revenues and other costs and expenses include corporate expenses.

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The operating results and capital resources and liquidity requirements of USANi, Holdco and USANi LLC are dependent on each other. The investment agreement, among Universal, Liberty, USAi and Holdco requires that no less frequently than monthly, (1) all cash generated by entities not owned by USANi LLC be transferred to USANi LLC and (2) any cash needs by entities not owned by USANi LLC be funded by USANi LLC. In addition, USAi and USANi LLC are jointly and severally obligated under the notes. The following discussion of financial resources, liquidity and capital resources is presented on a consolidated basis.

     Net cash provided by operating activities was $83.0 million for Holdco and USANi LLC for the quarter ended March 31, 1999. These cash proceeds were used to pay for capital expenditures of $10.0 million for Holdco and USANi LLC, for long-term investments totaling $11.4 million for Holdco and USANi LLC and to provide funding to USAi. In addition, USANi LLC sold securities in a publicly traded entity which generated cash proceeds of $58.1 million.

     Under the investment agreement, transfers of cash between USAi and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USAi into USANi LLC. During the quarter ended March 31, 1999, net transfers from USANi LLC to USAi totaling approximately $16.3 million were made to fund the operations of USAi's television broadcast operations, fund ticketing operations and purchase shares of treasury stock.

     On February 12, 1998, USAi and USANi LLC, as borrower, entered into the credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. The Tranche B Term Loan was scheduled to mature on December 31, 2003. The revolving credit facility and the Tranche A Term Loan mature on December 31, 2002.

     On November 23, 1998, USAi completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of March 31, 1999 and as of May 7, 1999, there was $243.7 million in outstanding borrowings under the Tranche A Term Loan and, under the revolving credit portion of the credit facility, $599.9 million was available for borrowing after taking into account outstanding letters of credit. As of March 31, 1999, the interest rate on loans outstanding under the Tranche A Term Loan was 5.75%.

     Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In addition, Universal had certain mandatory purchase obligations with respect to USAi's common stock or USANi LLC shares issued with respect to the conversion of the Home Shopping Debentures and the Ticketmaster tax-free merger. All of the events for which Universal had mandatory purchase obligations have occurred.

     As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13th Street. USAi has elected to have Universal buy out its 50% interest in the venture. Accordingly, during the quarter ended March 31, 1999 USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

     USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of the Internet business future capital expenditures are projected to be higher than current amounts.

     On March 1, 1999, the Company made a mandatory tax distribution payment to the LLC partners in the amount of $52.8 million, including $23.9 million to USAi. Under the terms of the investment agreement, USAi loaned that amount back to USANi LLC.

     In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet the Company's foreseeable needs.

OTHER MATTERS

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by its computerized information systems.

     Although assessment of non-critical systems is an ongoing process, the Company has substantially completed its detailed assessment of all of its information technology and non-information technology hardware and software to assess the scope of its year 2000 issue. The Company has potential exposure in technological operations within the sole control of its technological operations which are dependent in some way on one or more third parties. The Company believes that it has identified all significant technological areas within its control. the Company has ongoing communications with significant vendors and customers to confirm their plans to become Year 2000 compliant and is assessing any possible risk to or effects on its operations.

     The Company believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of satellite and cable operators to receive the signal transmission of USA Network, The Sci-Fi Channel and the Home Shopping Network and America's Store services, and the ability of banks and credit card processors to process credit card transactions. Remediation of critical systems that are not Year 2000 compliant is nearly complete. The Company expects its Year 2000 assessment, remediation, implementation and testing to be completed by the end of the second quarter of 1999, except for some of its systems at Home Shopping Network which are scheduled to be completed by September 1999.

     It is not possible at this time to predict with any reasonable certainty the total cost to address all Year 2000 issues. However, the Company believes that the total costs associated with the Year 2000 assessment, remediation, implementation and testing will not exceed $10 million of which approximately $4 million has been spent through April 30, 1999. This amount is exclusive of capital expenditures that have either been made or are currently planned to be made to replace existing hardware and software systems, all as part of its ongoing efforts to upgrade its infrastructure and systems.

     Accordingly, based on existing information, the Company believes that the costs of addressing potential problems will not have a material adverse effect on its financial position, results of operations or cash flows. However, if the Company, its customers or vendors were unable to resolve the issues in a timely manner, it could result in a material adverse effect on its financial position, results of operations or cash flows. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     The Company is currently focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed contingency plans in the event it does not successfully complete all phases of its Year 2000 program. The Company is currently examining its status and will continue to examine its status by the end of the first quarter of 1999, and periodically thereafter, to determine whether such plans are necessary.

                                  SEASONALITY

     The Company's businesses are subject to the effects of seasonality.

     Networks and Television Production revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

     The Company believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage and, although there can be no assurance in this regard, are not expected to be material to the financial position or operations of the Company.

FEDERAL TRADE COMMISSION MATTER

     Home Shopping Network is involved from time to time in investigations and enforcement actions by consumer protection agencies and other regulatory authorities. Effective October 2, 1996, the Federal Trade Commission and Home Shopping Network and two of its subsidiaries entered into a consent order under which Home Shopping Network agreed that it will not make claims for specified categories of products, including any claim that any product can cure, treat or prevent illness, or affect the structure or function of the human body, unless it possesses competent and reliable scientific evidence to substantiate the claims. The settlement did not represent an admission of wrongdoing by Home Shopping Network, and did not require the payment of any monetary damages. The FTC investigated Home Shopping Network's compliance with its consent order and indicated to Home Shopping Network that it believed Home Shopping Network had not complied with the consent order. Effective April 29, 1999, Home Shopping Network settled the FTC's claims that it had violated the consent order. The FTC filed a complaint in Federal District Court in Tampa, Florida and entered a consent decree, under which Home Shopping Network paid a civil penalty of $1.1 million and was enjoined from violating the consent order. The settlement did not constitute an admission of wrongdoing by Home Shopping Network.

ASCAP LITIGATION

     Networks, along with almost every other satellite-delivered network, is involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music from members of the American Society of Composers, Authors and Publishers and by Broadcast Music, Inc. The payments to be made to the American Society will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court in the Southern District of New York. In the initial phase of this proceeding, it was determined that Networks must pay the American Society a specified interim fee, calculated as a percentage of the gross revenues of each of USA Network and The Sci-Fi Channel. This fee level is subject to upward or downward adjustment in future rate court proceedings, or as the result of future negotiations, for all payments subsequent to January 1, 1986 with respect to USA Network and for all payments subsequent to launch with respect to The Sci-Fi Channel. All American Society claims prior to these times have been settled and are final. As to Broadcast Music, Networks has agreed with Broadcast Music with respect to certain interim fees to be paid by both USA Network and The Sci-Fi Channel. Subsequent to July 1, 1992 and subsequent to launch of The Sci-Fi Channel, respectively, these interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to Broadcast Music's own federal "rate court." The Company cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result of them.

URBAN LITIGATION

     Beginning in October 1996, Home Shopping Club, Inc., predecessor in interest to Home Shopping Club, L.P., withheld monthly payments under the Affiliation Agreement with Urban Broadcasting Corporation due to breaches of the Affiliation Agreement by Urban. Urban has contested this action. In addition, on January 10, 1997, Urban filed an Emergency Request for Declaratory Ruling with the FCC requesting an order that the requirement in the Affiliation Agreement that Urban broadcast at full power violates the FCC's rules, or alternatively, requesting that the FCC revise the terms of the Affiliation Agreement to bring it into compliance with its rules. Urban also requested that the FCC undertake an inquiry into USAi's actions of withholding payments to Urban to determine whether USAi is fit to remain an FCC licensee. As of this date, no ruling has been issued by the Commission.

     On October 23, 1997, HSC filed suit against Urban in the Circuit Court for Arlington County, Virginia seeking a judicial declaration that it was entitled to withhold the payments in dispute because of Urban's breaches of the Affiliation Agreement. Urban has responded with counterclaims and began a related action in the Circuit Court against HSC, HSN, Inc. (now USAi) and Silver King Broadcasting of Virginia, Inc. (now USA Station Group of Virginia, Inc.). Urban has asserted contract and tort claims related to HSC's decision to withhold affiliation payments. On April 5-7, 1999, a trial was held and the court ruled that Urban's evidence be struck and that judgment by entered in favor of Home Shopping Club LP, USAi and USA Station Group of Virginia, Inc. on all counts of Urban's First Amended Motion for Judgment. Further, the court ruled that the related chancery action, which had been consolidated with the law action for trial, be severed for further proceedings at some future date. A Final Order of Judgment concerning the above rulings was entered by the court on May 5, 1999. On or about May 3, 1999, HSC, USAi and USA Station Group of Virginia, Inc. filed a Motion for Summary Judgment directed to all remaining counts in the chancery action. A hearing on that motion is currently set for June 3, 1999. USAi, HSC and USA Station Group of Virginia continue to defend the case vigorously.

     The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

  EXHIBIT
   NUMBER         DESCRIPTION
  -------         -----------
    27.1      --  Financial Data Schedule (for SEC use only)
    27.2      --  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USA NETWORKS, INC.

                                          --------------------------------------
                                          (Registrant)

                 Dated              May 14, 1999  /s/ BARRY DILLER
        ----------------------------------------  --------------------------------------------------------
                                                  Barry Diller
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                 Dated              May 14, 1999  /s/ VICTOR A. KAUFMAN
        ----------------------------------------  --------------------------------------------------------
                                                  Victor A. Kaufman
                                                  Office of the Chairman,
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                 Dated              May 14, 1999  /s/ MICHAEL P. DURNEY
        ----------------------------------------  --------------------------------------------------------
                                                  Michael P. Durney
                                                  Vice President, Controller
                                                  (Chief Accounting Officer)

                                   USANi LLC

                                   FORM 10-Q

                             For the Quarter Ended
                                 March 31, 1999

                                   USANi LLC