Form 10-Q
period 1999-09-30
USANI LLC
filed 1999-11-15
CIK 1077059

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 15, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                      COMMISSION FILE NUMBER 333-71305-03

                                   USANI LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                                    59-3490970
               (State or other jurisdiction                                       (I.R.S. Employer
             of Incorporation or organization)                                   Identification No.)

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

                               Yes [X]     No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS             NINE MONTHS
                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     1999       1998        1999         1998
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
  Networks and television production.............  $307,360   $281,302   $  955,725   $  757,305
  Electronic retailing...........................   281,946    258,038      842,851      766,458
  Internet services..............................     5,551      5,934       18,402       14,467
  Other..........................................        --      3,144        6,882        9,959
                                                   --------   --------   ----------   ----------
     Total net revenues..........................   594,857    548,418    1,823,860    1,548,189
                                                   --------   --------   ----------   ----------
Operating costs and expenses:
  Cost of sales..................................   171,982    162,450      530,654      482,030
  Program costs..................................   147,549    151,149      466,896      408,948
  Selling and marketing..........................    74,121     63,701      209,859      188,932
  General and administrative.....................    60,080     51,306      173,876      129,190
  Other operating costs..........................    22,081     22,414       66,400       65,265
  Amortization of cable distribution fees........     6,938      5,319       19,214       15,883
  Depreciation and amortization..................    44,058     41,818      130,620      110,069
                                                   --------   --------   ----------   ----------
     Total operating costs and expenses..........   526,809    498,157    1,597,519    1,400,317
                                                   --------   --------   ----------   ----------
     Operating profit............................    68,048     50,261      226,341      147,872
  Other income (expense):
  Interest income................................    12,636      7,452       31,959       12,874
  Interest expense...............................   (21,066)   (24,440)     (61,685)     (77,641)
  Gain on sale of securities.....................    39,451         --       89,721           --
  Other, net.....................................      (779)    (3,553)         879      (16,273)
                                                   --------   --------   ----------   ----------
                                                     30,242    (20,541)      60,874      (81,040)
                                                   --------   --------   ----------   ----------
  Earnings before income taxes and minority
     interest....................................    98,290     29,720      287,215       66,832
  Income tax expense.............................    (1,938)      (738)      (5,076)      (4,646)
  Minority interest..............................       135       (154)         512          605
                                                   --------   --------   ----------   ----------
NET EARNINGS.....................................  $ 96,487   $ 28,828   $  282,651   $   62,791
                                                   ========   ========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  195,926      $  234,903
Accounts and notes receivable, net of allowance of $33,820
  and $20,572, respectively.................................      305,413         317,298
Inventories, net............................................      423,511         411,727
Other current assets, net...................................       17,235          14,685
                                                               ----------      ----------
          Total current assets..............................      942,085         978,613
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      109,245          95,013
Buildings and leasehold improvements........................       58,180          55,136
Furniture and other equipment...............................       43,524          30,068
                                                               ----------      ----------
                                                                  210,949         180,217
Less accumulated depreciation and amortization..............      (69,840)        (43,262)
                                                               ----------      ----------
                                                                  141,109         136,955
Land........................................................       10,245          10,242
Projects in progress........................................       24,127          14,587
                                                               ----------      ----------
                                                                  175,481         161,784
OTHER ASSETS
Intangible assets, net......................................    5,146,230       5,307,517
Cable distribution fees, net ($36,830 and $39,650,
  respectively, to related parties).........................      131,191         100,416
Long-term investments.......................................       48,066          65,327
Notes and accounts receivable, net of current portion
  ($2,562 and $3,356, respectively, from related parties)...       32,356          41,508
Inventories, net............................................      151,538         150,293
Advances to USAi and subsidiaries...........................      608,558         158,152
Deferred charges and other, net ($4,671 and $4,357,
  respectively, from related parties).......................       42,323          39,075
                                                               ----------      ----------
                                                               $7,277,828      $7,002,685
                                                               ==========      ==========

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                             LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $    4,068      $   28,223
Accounts payable, trade.....................................      115,908         159,288
Obligations for program rights and film costs...............      245,227         184,074
Cable distribution fees payable ($18,567 and $18,633,
  respectively, to related parties).........................       41,149          44,588
Deferred revenue............................................       47,180          30,813
Other accrued liabilities...................................      256,886         248,271
                                                               ----------      ----------
          Total current liabilities.........................      710,418         695,257
LONG-TERM OBLIGATIONS, net of current.......................      506,565         732,307
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      295,062         409,716
OTHER LONG-TERM LIABILITIES.................................       43,336          49,857
MINORITY INTEREST...........................................          623             143
MEMBERS' EQUITY
Class A (122,208,291 and 113,778,742, respectively)
  shares....................................................    1,905,439       1,753,618
Class B (141,080,766 and 133,689,889, respectively)
  shares....................................................    2,978,635       2,736,363
Class C (22,887,354) shares.................................      466,252         466,252
Retained earnings...........................................      371,941         142,045
Unrealized gain in available for sale securities............           --          17,850
Unearned compensation.......................................         (443)           (723)
                                                               ----------      ----------
          Total members' equity.............................    5,721,824       5,115,405
                                                               ----------      ----------
                                                               $7,277,828      $7,002,685
                                                               ==========      ==========

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)

                                                 CLASS A      CLASS B     CLASS C
                                                   LLC          LLC         LLC      RETAINED   UNREALIZED     UNEARNED
                                     TOTAL        SHARES       SHARES      SHARES    EARNINGS     GAINS      COMPENSATION
                                   ----------   ----------   ----------   --------   --------   ----------   ------------
BALANCE AT JANUARY 1, 1999.......  $5,115,405   $1,753,618   $2,736,363   $466,252   $142,045    $17,850        $(723)
Comprehensive income:
  Net earnings for the nine
    months ended September 30,
    1999.........................     282,651           --           --         --    282,651         --           --
  Decrease in unrealized gains in
    available for sale
    securities...................     (17,850)          --           --         --         --    (17,850)          --
                                   ----------
      Comprehensive income.......     264,801
                                   ----------
Issuance of LLC shares...........     401,319      159,047      242,272         --         --         --           --
Repurchase of LLC shares.........      (7,226)      (7,226)          --         --         --         --           --
Mandatory tax distribution to LLC
  Partners.......................     (52,755)          --           --         --    (52,755)        --           --
Cancellation of employee equity
  program........................         280           --           --         --         --         --          280
                                   ----------   ----------   ----------   --------   --------    -------        -----
BALANCE AT SEPTEMBER 30, 1999....  $5,721,824   $1,905,439   $2,978,635   $466,252   $371,941    $    --        $(443)
                                   ==========   ==========   ==========   ========   ========    =======        =====

        The accompanying notes are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999         1998
                                                              ---------   -----------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
Net earnings................................................  $ 282,651   $    62,791
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................    130,620       110,069
  Amortization of cable distribution fees...................     19,214        15,883
  Amortization of program rights and film costs.............    391,088       356,219
  Gain on sale of securities................................    (89,721)           --
  Minority interest.........................................       (512)         (605)
  Changes in current assets and liabilities:
     Accounts receivable....................................     16,205       (82,380)
     Inventories............................................        375       (72,526)
     Accounts payable.......................................    (43,174)       39,633
     Accrued liabilities....................................     15,295        41,785
  Payment for program rights and film costs.................   (410,500)     (335,005)
  Increase in cable distribution fees.......................    (35,624)       (2,365)
  Other, net................................................      4,393       (12,779)
                                                              ---------   -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES............    280,310       120,720
                                                              ---------   -----------
Cash flows from investing activities:
  Acquisition of Universal Transaction, net of cash
     acquired...............................................         --    (1,297,233)
  Acquisitions, net of cash acquired........................     (7,500)           --
  Capital expenditures, net.................................    (43,781)      (34,468)
  Increase in long-term investments.........................    (12,750)      (22,542)
  Proceeds from sale of securities..........................    107,231            --
  Payment of merger and financing costs.....................         --       (20,855)
  Other, net................................................      6,221        (4,065)
                                                              ---------   -----------
       NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES..........................................     49,421    (1,379,163)
                                                              ---------   -----------
Cash flows from financing activities:
  Borrowings................................................         --     1,741,380
  Principal payments on long-term obligations...............   (252,182)     (990,512)
  Payment of mandatory tax distribution to LLC partners.....    (52,755)           --
  Proceeds from issuance of LLC shares......................    401,319       795,025
  Repurchase of LLC shares..................................     (7,226)           --
  Advances to USAi and subsidiaries.........................   (457,864)     (185,227)
                                                              ---------   -----------
       NET CASH (USED IN) PROVIDED BY FINANCING
        ACTIVITIES..........................................   (368,708)    1,360,666
                                                              ---------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    (38,977)      102,223
Cash and cash equivalents at beginning of period............    234,903        23,022
                                                              ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 195,926   $   125,245
                                                              =========   ===========

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

     As of September 30, 1999, the Company engages in three principal areas of business:

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

                           USANI LLC AND SUBSIDIARIES

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

     The following unaudited pro forma condensed combined financial information for the nine months ended September 30, 1998, is presented to show the results of the Company, as if the Universal Transaction had occurred as of January 1, 1998. The pro forma results include certain adjustments, including increased amortization related to goodwill and other intangibles, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1998
                                                             ------------------
                                                               (IN THOUSANDS)
Net revenues...............................................      $1,705,553
Net earnings...............................................      $   78,831

NOTE 4 -- LONG-TERM OBLIGATIONS

     On February 12, 1998, the Company entered into an Unsecured Senior Credit Facility, which included a $750.0 million Tranche A Term Loan maturing on December 31, 2002. In November 1998, in conjunction with the offering of $500.0 million 6 3/4% Senior Notes, the Company permanently repaid $500.0 million of the

                           USANI LLC AND SUBSIDIARIES

Tranche A Term Loan. In September 1999, the Company permanently repaid the remaining balance. In conjunction with the September 1999 repayment, the Company wrote off deferred financing costs of $0.6 million.

NOTE 5 -- CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

     During the nine months ended September 30, 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

                                                              (IN THOUSANDS)
ACQUISITION OF USA NETWORKS AND STUDIOS USA
  Acquisition price.........................................    $4,115,531
  Less: Amount paid in cash.................................    (1,300,983)
                                                                ----------
  Total Non-Cash Consideration..............................    $2,814,548
                                                                ==========
Components of Non-Cash Consideration:
  Deferred purchase price liability.........................    $  300,000
  Issuance of Common Shares and Class B Shares..............       277,898
  Issuance of USANi LLC Shares..............................     2,236,650
                                                                ----------
                                                                $2,814,548
                                                                ==========
Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price Liability..................................    $  304,636
                                                                ==========

     During the nine months ended September 30, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

NOTE 6 -- INVENTORIES

                                     SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                    ---------------------   -------------------------
     INVENTORIES CONSIST OF:        CURRENT    NONCURRENT     CURRENT      NONCURRENT
     -----------------------        --------   ----------   ------------   ----------
                                                     (IN THOUSANDS)
Film costs:
  Released, less amortization.....  $ 67,237    $ 41,799      $ 98,082      $ 61,310
  In process and unreleased.......    33,740       8,591           138            --
Programming costs, net of
  amortization....................   166,539      99,905       151,192        88,983
Merchandise held for sale.........   155,995          --       162,315            --
Other.............................        --       1,243            --            --
                                    --------    --------      --------      --------
          Inventories, net........  $423,511    $151,538      $411,727      $150,293
                                    ========    ========      ========      ========

     The Company estimates that approximately 90% of unamortized film costs at September 30, 1999 will be amortized within the next three years.

NOTE 7 -- PROGRAM RIGHTS AND FILM COSTS

     As of September 30, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $485.4 million. Annual payments required are approximately

                           USANI LLC AND SUBSIDIARIES

$54.9 million for the remainder of 1999, $207.6 million in 2000, $108.4 million in 2001, $66.7 million in 2002, $27.8 million in 2003 and $20.0 million in 2004 and thereafter. Amounts representing interest are $59.1 million and the present value of future payments is $426.3 million.

     As of September 30, 1999, the liability for film costs amounted to $114.0 million. Annual payments required are approximately $15.9 million for the remainder of 1999, $55.0 million in 2000, $25.1 million in 2001, $13.0 million in 2002 and $5.0 million in 2003.

     Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of September 30, 1999, the unrecorded commitments amounted to $687.6 million. Annual commitments are $10.0 million for the remainder of 1999, $92.9 million in 2000, $139.6 million in 2001, $134.5 million in 2002, $109.0 million in 2003 and
$201.6 million in 2004 and thereafter.

NOTE 8 -- NOTES OFFERING AND GUARANTEES

     On November 23, 1998, the Company issued $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes" and "Notes Offering") with USAi, as joint and several co-obligors. The Notes are jointly and severally guaranteed by substantially all subsidiaries of the Company and certain wholly and non-wholly owned subsidiaries of USAi, including Home Shopping.

     Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Notes. Management does not believe that the information contained in full financial statements of the Guarantors would be material to investors. See the USAi September 30, 1999 consolidated financial statements filed on Form 10-Q for summarized statements setting forth certain financial information concerning Guarantor and Non-Guarantor Subsidiaries.

NOTE 9 -- INDUSTRY SEGMENTS

     For the three and nine months ended September 30, 1999 and 1998, the Company operated principally in three industry segments: Networks and television production, Electronic retailing and Internet services. The Networks and television production segment consists of the cable networks USA Network and The Sci-Fi Channel and Studios USA, which produces and distributes television programming, which were acquired on February 12, 1998. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Internet services segment represents the Company's on-line retailing networks business.

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                    -------------------   -----------------------
                                      1999       1998        1999         1998
                                    --------   --------   ----------   ----------
                                                   (IN THOUSANDS)
Net revenues
  Networks and television
     production...................  $307,360   $281,302   $  955,725   $  757,305
  Electronic retailing............   281,946    258,038      842,851      766,458
  Internet services...............     5,551      5,934       18,402       14,467
  Other...........................        --      3,144        6,882        9,959
                                    --------   --------   ----------   ----------
                                    $594,857   $548,418   $1,823,860   $1,548,189
                                    ========   ========   ==========   ==========

                           USANI LLC AND SUBSIDIARIES

NOTE 9 -- INDUSTRY SEGMENTS -- CONTINUED

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                    -------------------   -----------------------
                                      1999       1998        1999         1998
                                    --------   --------   ----------   ----------
                                                   (IN THOUSANDS)
Operating profit (loss)
  Networks and television
     production...................  $ 65,028   $ 43,187   $  222,897   $  128,376
  Electronic retailing............    19,908     17,551       53,460       42,873
  Internet services...............   (10,541)    (4,317)     (29,541)     (10,705)
  Other...........................    (6,347)    (6,160)     (20,475)     (12,672)
                                    --------   --------   ----------   ----------
                                    $ 68,048   $ 50,261   $  226,341   $  147,872
                                    ========   ========   ==========   ==========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     USANi LLC (the "Company" or "LLC") is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

     On February 12, 1998, USAi acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and The Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction").

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following discussions present the material changes in the consolidated results of operations of the Company for the quarter and nine months ended September 30, 1999, compared with the quarter and nine months ended September 30, 1998. The operations for the quarter and nine months ended September 30, 1998, consist of the operations of Home Shopping and, since February 12, 1998, the results of USA Networks and Studios USA. Reference should also be made to the unaudited Condensed Consolidated Financial Statements included herein.

     The Universal Transaction resulted in significant increases in net revenues, operating costs and expenses and other income (expense) for the nine months ended September 30, 1999 when compared to 1998.

NET REVENUES

     For the quarter ended September 30, 1999, revenues increased $46.4 million, or 8.5%, to $594.9 million from $548.5 million compared to 1998 primarily due to increases of $26.1 million and $23.9 million from the Networks and television production and Electronic retailing businesses, respectively. The increase in Networks

                           USANI LLC AND SUBSIDIARIES
and television production resulted principally from higher affiliate and advertising revenues due to higher ratings and subscriber levels. The increase in Electronic retailing is due to increased sales volume and continuity (off-air) sales.

     For the nine months ended September 30, 1999, revenues increased $275.7 million, or 17.8%, to $1.82 billion from $1.55 billion compared to 1998 primarily due to increases of $198.4 million and $76.4 million from the Networks and television production business and the Electronic retailing businesses, respectively. On a proforma basis, revenues increased $118.3 million, or 6.9%, as 1998 proforma revenue was $1.71 billion.

OPERATING COSTS AND EXPENSES

     For the quarter ended September 30, 1999, total operating costs and expenses, including depreciation and amortization, increased $28.7 million, or 5.8% to $526.8 million from $498.1 million compared to 1998 primarily due to increased costs of $21.6 million and $5.8 million from the Electronic retailing and Internet services businesses, respectively. The increase in Electronic retailing resulted primarily from higher sales volume and higher merchandising personnel costs. The increase in Internet services relates to increased costs to maintain and enhance services; costs incurred to develop a new electronic commerce site, FirstJewelry.com, which was launched in September 1999; and increased costs of shipping product due to an expanded product mix. The increases were partially offset by lower advertising and promotion costs for Internet services.

     For the nine months ended September 30, 1999, total operating costs and expenses increased $197.2 million, or 14.1%, to $1.60 billion from $1.40 billion compared to 1998, primarily due to increased costs of $103.9 million, $65.8 million and $22.8 million from the Networks and television production, Electronic retailing and Internet services businesses, respectively. On a proforma basis, total operating costs and expenses increased $67.0 million, or 4.4%, as 1998 proforma total operating costs and expenses was $1.53 billion.

OTHER INCOME (EXPENSE), NET

     For the quarter and nine months ended September 30, 1999, interest expense, net decreased $8.6 million and $35.0 million, respectively, compared to 1998, primarily due to lower borrowing levels as a result of the repayment of bank debt in the fourth quarter of 1998 and in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation ("Liberty"). In addition, lower interest rates resulted in decreased interest expense.

     For the quarter ended September 30, 1999, other, net totaled $0.8 million of expense compared to $3.6 million of expense in 1998. For the nine months ended September 30, 1999, other, net totaled $0.9 million of income compared to $16.3 million of expense in 1998 primarily due to the reversal of equity losses in the quarter ended March 31, 1999 which were recorded in 1998 as a result of the Universal Transaction. Other expense in 1999 relates primarily to losses on investments accounted for under the equity method.

     In the quarter and nine months ended September 30, 1999, the Company realized gains of $39.5 million and $89.7 million, respectively, from the sale of securities.

INCOME TAXES

     As a limited liability Company, the Company is not subject to federal or state income taxes, but rather the LLC partners are responsible for taxes related to the earnings attributable to each partner. The Company is subject to unincorporated business tax in New York City.

                           USANI LLC AND SUBSIDIARIES

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The operating results and capital resources and liquidity requirements of USAi, Home Shopping Network, Inc. ("Holdco") and USANi LLC are dependent on each other. The investment agreement, among Universal Studios, Inc. ("Universal"), Liberty Media Corporation, a subsidiary of AT&T Corporation, ("Liberty"), USAi and Holdco requires that no less frequently than monthly, (1) all cash generated by entities not owned by USANi LLC be transferred to USANi LLC and (2) any cash needs by entities not owned by USANi LLC be funded by USANi LLC. In addition, USAi and USANi LLC are jointly and severally obligated under the $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes").

     Net cash provided by operating activities was $280.3 million for the nine months ended September 30, 1999 compared to $120.7 million for the nine months ended September 30, 1998. These cash proceeds were used to pay for capital expenditures of $43.8 million, to make principal payments on long-term obligations of $252.2 million, to make mandatory tax distribution payments to LLC partners of $52.8 million, including $23.9 million to USAi, and to provide funding to USAi. USANi LLC generated cash proceeds of $107.2 million from the sale of securities in a publicly traded entity during the nine months ended September 30, 1999.

     Under the investment agreement, transfers of cash between USAi and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USAi into USANi LLC. During the nine months ended September 30, 1999, net transfers from USANi LLC to USAi totaling approximately $452.7 million, including $371.4 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction, $46.8 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $22.5 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $69.5 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively.

     On February 12, 1998, USAi and USANi LLC, as borrower, entered into the credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of September 30, 1999, as described below. The revolving credit facility expires on December 31, 2002.

     In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand, including payments of $237.5 million in September 1999. On November 23, 1998, USAi and USANi LLC completed an offering of the Notes. Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand.

     The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of September 30, 1999, there was $599.4 million available for borrowing after taking into account outstanding letters of credit.

     Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common

                           USANI LLC AND SUBSIDIARIES
stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In July 1999, Universal and Liberty exercised their preemptive rights, resulting in total cash proceeds to the company of $362.6 million. Universal purchased 7.4 million of USANi LLC shares and Liberty purchased 3.6 million shares of USAi common stock.

     As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels, including international versions of USA Network, The Sci-Fi Channel and Universal's action/adventure channel, 13th Street. USAi has elected to have Universal buy out its 50% interest in the venture. Accordingly, during the nine months ended September 30, 1999 USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

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

     Although assessment of non-critical systems is an ongoing process, the Company has substantially completed its detailed assessment of all of its information technology and non-information technology hardware and software to assess the scope of its year 2000 issue. The Company has potential exposure in technological operations within its sole control and in technological operations which are dependent in some way on one or more third parties. The Company believes that it has identified all significant technological areas within its control. The Company has ongoing communications with significant vendors and customers to confirm their plans to become Year 2000 compliant and is assessing any possible risk to or effects on its operations.

     The Company believes that, with respect to technological operations which are dependent on third parties, the significant areas of potential risk are the ability of satellite and cable operators to receive the signal transmission of USA Network, The Sci-Fi Channel and the Home Shopping Network and America's Store services and the ability of banks and credit card processors to process credit card transactions. Remediation and testing of critical systems that were not Year 2000 compliant is substantially complete as of the end of October 1999.

     The Company believes that the total costs associated with the Year 2000 assessment, remediation, implementation and testing will not exceed $10 million of which approximately $8 million has been spent through October 31, 1999. This amount is exclusive of capital expenditures that have either been made or are currently planned to be made to replace existing hardware and software systems, all as part of its ongoing efforts to upgrade its infrastructure and systems.

     Accordingly, based on existing information, the Company believes that the costs of addressing potential problems will not have a material adverse effect on its financial position, results of operations or cash flows. However, if the Company, its customers or vendors were unable to resolve the issues in a timely manner, it

                           USANI LLC AND SUBSIDIARIES
could result in a material adverse effect on its financial position, results of operations or cash flows. The Company has devoted and plans to continue to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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

                                          USANi LLC

                                          (Registrant)

Dated  November 15, 1999                           /s/ BARRY DILLER
---------------------------                        --------------------------------------------------------
                                                   Barry Diller
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Dated  November 15, 1999                           /s/ VICTOR A. KAUFMAN
---------------------------                        --------------------------------------------------------
                                                   Victor A. Kaufman
                                                   Office of the Chairman,
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

Dated  November 15, 1999                           /s/ MICHAEL P. DURNEY
---------------------------                        --------------------------------------------------------
                                                   Michael P. Durney
                                                   Vice President, Controller
                                                   (Chief Accounting Officer)

                                   USANI LLC
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

                                   USANI LLC