Form 10-K
period 1999-12-31
USANI LLC
filed 2000-03-14
CIK 1077059

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 14, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                    USANi LLC
             (Exact name of registrant as specified in its charter)

                                   -----------

                        COMMISSION FILE NO. 333-71305-03


            DELAWARE                                59-3490970
  (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)



                 152 WEST 57TH STREET, NEW YORK, NEW YORK, 10019
              (Address of Registrant's principal executive offices)

                                 (212) 314-7300
              (Registrant's telephone number, including area code):

                    SECURITIES REGISTERED PURSUANT TO SECTION
                               12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE


                                   -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                                                INDEX

--------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Page
                                                                                                                     ----
--------------------------------------------------------------------------------------------------------------------------

                                                              PART I
--------------------------------------------------------------------------------------------------------------------------
 Item 1.       Business..........................................................................................       3
--------------------------------------------------------------------------------------------------------------------------
 Item 2.       Properties........................................................................................      21
--------------------------------------------------------------------------------------------------------------------------
 Item 3.       Legal Proceedings.................................................................................      23
--------------------------------------------------------------------------------------------------------------------------
                                                              PART II
--------------------------------------------------------------------------------------------------------------------------
 Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.............................      25
--------------------------------------------------------------------------------------------------------------------------
 Item 6.       Selected Financial Data...........................................................................      25
--------------------------------------------------------------------------------------------------------------------------
 Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............      27
--------------------------------------------------------------------------------------------------------------------------
 Item 8.       Consolidated Financial Statements and Supplementary Data..........................................      32
--------------------------------------------------------------------------------------------------------------------------
 Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.............      51
--------------------------------------------------------------------------------------------------------------------------
                                                              PART III
--------------------------------------------------------------------------------------------------------------------------
 Item 10.      Directors and Executive Officers of the Registrant................................................      51
--------------------------------------------------------------------------------------------------------------------------
 Item 11.      Executive Compensation............................................................................      54
--------------------------------------------------------------------------------------------------------------------------
 Item 12.      Security Ownership of Certain Beneficial Owners and Management....................................      60
--------------------------------------------------------------------------------------------------------------------------
 Item 13.      Certain Relationships and Related Party Transactions..............................................      63
--------------------------------------------------------------------------------------------------------------------------
                                                              PART IV
--------------------------------------------------------------------------------------------------------------------------
 Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................      67
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

         USANi LLC, through its subsidiaries, is a leading media and electronic commerce company. USANi LLC's principal operating assets include USA Network, Sci-Fi Channel, Studios USA, Home Shopping Network and Internet Shopping Network.

         USANi LLC is organized along three principal areas of business:

         ! NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

         ! ELECTRONIC RETAILING, consisting primarily of Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

         ! INTERNET SERVICES, which includes the Internet Shopping Network, USANi LLC's online retailing networks business.

         All share numbers referenced herein reflect the two-for-one share split of USANi LLC shares to shareholders of record as of the close of business on February 10, 2000, unless otherwise specified.

CORPORATE HISTORY

         USANi LLC, a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping Network, Inc. ("Holdco"), which is a subsidiary of USA Networks, Inc. ("USAi"). USAi's common stock is quoted on the Nasdaq Stock Market under the symbol "USAI."

UNIVERSAL TRANSACTION

         On February 12, 1998, USAi completed the Universal transaction, in which USAi acquired USA Networks, a New York partnership (which consisted of USA Network and Sci-Fi Channel cable television networks) and the domestic television production and distribution business ("Studios USA") of Universal Studios, Inc. ("Universal") from Universal. Universal is controlled by The Seagram Company Ltd., a Canadian corporation ("Seagram"). USAi paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USAi through shares of USAi common stock, USAi Class B common stock and shares of USANi LLC. The USANi LLC shares are exchangeable for shares of USAi's common stock and Class B common stock on a one-for-one basis.

         Due to Federal Communication Commission ("FCC") restrictions on foreign ownership of entities such as USAi that control domestic television broadcast licenses, Universal, which is controlled by Seagram, is limited in the number of shares of USAi's stock that it may own. USAi formed USANi LLC primarily to hold USAi's non-broadcast businesses in order to comply with such FCC restrictions and for other tax and regulatory reasons. Universal's interest in USANi LLC is not subject to the FCC foreign ownership limitations. USAi maintains control and management of USANi LLC, and the businesses held by USANi LLC are managed by USAi in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries. As long as Mr. Diller is the Chairman and Chief Executive Officer of USAi and does not become disabled, these arrangements will remain in place. At such time as Mr. Diller no longer occupies such positions, or if Mr. Diller becomes disabled, Universal may have the right to designate a person to be the manager of USANi LLC and the Chairman and Chief Executive Officer of USAi. If Universal does not have such right, Liberty Media Corporation ("Liberty") may be entitled to designate such persons. In all other cases, USAi is entitled to designate the manager of USANi LLC.

RECENT DEVELOPMENTS

         PRECISION TRANSACTION. On January 12, 2000, USAi and Precision Response Corporation ("PRC"), a leading provider of third-party customer care services, announced that they had entered into a merger agreement whereby USAi will acquire all of the outstanding shares of PRC in a tax-free merger transaction. Under terms of the agreement, each PRC share held on the closing date of the transaction will be exchanged for 1.08 shares of USAi common stock (after giving effect to USAi's two-for-one stock split as of February 10, 2000). In addition, if the average trading price of USAi common stock at the time of the closing is less than $18.52 (as adjusted to give effect to USAi's two-for-one stock split as of February 10, 2000), PRC would be entitled to terminate the transaction, at which time USAi would have the option to issue additional shares to PRC shareholders providing a value of $20.00 per share. The transaction is expected to close in April 2000, and is subject to approval by PRC shareholders. Upon closing, USAi is expected to contribute the PRC business to USANi LLC.

         STYLECLICK TRANSACTION. On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN, which include ISN's FirstAuction.com, FirstJewelry.com and Styleclick.com's network of branded e-commerce web sites. Under the terms of the agreement, USANi LLC will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USANi LLC will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. The transaction is expected to close in the second quarter of 2000 and is subject to regulatory and Styleclick.com stockholder approval. The new company is expected to trade on Nasdaq under the symbol "IBUY."

 USANI LLC STOCK SPLIT. On January 20, 2000, the Board of Directors declared a two-for-one share split of USANi LLC shares, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The 100% dividend was paid on February 24, 2000. All share numbers in this report give effect to such share split unless otherwise noted.

CORPORATE STRUCTURE AND CONTROLLING SHAREHOLDERS

         As of January 31 2000, USAi owned 6.3% and indirectly through Holdco 36.6% of the outstanding USANi LLC shares, Universal owned 49.1% of the outstanding USANi LLC shares and Liberty owned 8.0% of the outstanding USANi LLC shares.

         Under an exchange agreement, dated February 12, 1998, among USAi, Universal and Liberty, Universal may exchange its USANi LLC shares for shares of USAi's common stock and Class B common stock and Liberty may exchange its USANi LLC shares for USAi's common stock. USAi has the right, subject to conditions, to require Liberty to exchange such shares when, under applicable law, it is legally permitted to do so. USAi may only require Universal to exchange its USANi LLC shares upon a sale of USAi as provided in the exchange agreement.

FORWARD LOOKING STATEMENTS

         THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LAWS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, BASED ON THE INFORMATION CURRENTLY AVAILABLE TO US. SUCH FORWARD-LOOKING STATEMENTS ARE PRINCIPALLY CONTAINED IN THE SECTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS." THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS, STATEMENTS RELATING TO OUR ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS.

         THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS, THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF OUR BUSINESS AND INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

         !        MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS IN OUR
                  MARKETS;

         !        FUTURE REGULATORY ACTIONS AND CONDITIONS IN OUR OPERATING
                  AREAS;

         !        COMPETITION FROM OTHERS;

         !        SUCCESSFUL INTEGRATION OF OUR DIVISIONS' MANAGEMENT
                  STRUCTURES;

         !        PRODUCT DEMAND AND MARKET ACCEPTANCE;

         ! THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; AND

         !        OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES.

         WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR ANY OTHER REASON. IN LIGHT OF THESE RISKS, UNCERTAINTIES AND ASSUMPTIONS, THE FORWARD- LOOKING EVENTS DISCUSSED IN THIS REPORT MAY NOT OCCUR.

                            DESCRIPTION OF BUSINESSES

NETWORKS AND TELEVISION PRODUCTION

NETWORKS

         Networks operates two domestic advertiser-supported 24-hour cable television networks--USA Network and Sci-Fi Channel. Since its inception in 1977, USA Network has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to Nielsen Media Research, as of December 1999, USA Network was available in approximately 77.2 million U.S. households (77% of the total U.S. households with televisions). For the 1999 year, USA Network earned the highest primetime rating of any domestic basic cable network, with an average rating of 2.4 in primetime for the 12-month period (Source: Nielsen Media Research). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular viewing hours. In general, USA Network's programming is targeted at viewers between the ages of 18 to 49.

         Sci-Fi Channel was launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to Nielsen Media Research, as of December 1999, Sci-Fi Channel was available in 59.7 million U.S. households (60% of the total U.S. households with televisions). Sci-Fi Channel features science fiction, horror, fantasy and science-fact oriented programming. In general, Sci-Fi Channel's programming is designed to appeal to viewers between the ages of 18 to 49. According to Nielsen Media Research, Sci-Fi Channel averaged a prime time 1.0 rating for December 1999, a new record for the network.

         USA Network and Sci-Fi Channel derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks. AT&T Corp. and Time Warner together represent nearly 40% of USA Network's distribution and more than 30% of Sci-Fi Channel's distribution. USANi LLC's is currently in negotiations with AT&T to renew its distribution agreement for USA Network.

 PROGRAMMING AND TRANSMISSION. Presently, USA Network's program line-up features original series, produced exclusively for USA Network, including the following:
MONDAY NIGHT RAW, MONDAY NIGHT WAR ZONE, LA FEMME NIKITA and PACIFIC BLUE. USA Network also exhibits approximately 22 movies produced exclusively for it each year. USA Network's programming includes off-network series such as BAYWATCH, JAG and WALKER, TEXAS RANGER and major theatrically-released feature films. USA Network is home to exclusive midweek coverage of the U.S. OPEN TENNIS CHAMPIONSHIPS and early round coverage of THE MASTERS, THE RYDER CUP and major PGA Tour golf events.

         USA Network typically enters into long-term agreements for its major off-network series programming. Its original series commitments usually start with less than a full year's commitment, but contain options for further production over several years. In addition, USA Network has some original programming produced for it (through financing/distribution arrangements entered into by its wholly owned subsidiary, USA Cable Entertainment LLC), so that it is better able to control all of the rights to such programming. These original productions will include specials, series, and made-for-television movies. USA Network acquires theatrical films in both their "network" windows and "pre-syndication" windows. Under these arrangements, the acquisition of such rights is often concluded many years before the actual exhibition of the films begins on the network. USA Network's original films start production less than a year prior to their initial exhibition. USA Network typically obtains the right to exhibit both its acquired theatrical films and original films numerous times over multiple year periods.

         Sci-Fi Channel's program lineup includes original programs produced specifically for it, such as Farscape and FIRST WAVE, (and starting in June 2000, is expected to include INVISIBLE MAN and CROSSING OVER WITH JOHN EDWARD, as well as science fiction movies and classic science fiction series, such as the original STAR TREK, THE TWILIGHT ZONE and QUANTUM LEAP). Sci-Fi Channel's programming arrangements for off-network series, original series, theatrical movies and original movies are similar to those entered into by USA Network.

         USA Network and Sci-Fi Channel each distribute their programming service on a 24-hour per day, seven day per week basis. Both networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems and for satellite antenna owners by means of satellite transponders owned and leased by Networks. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving Networks' services.

         Networks has the full-time use of four transponders on two domestic communications satellites, although one of those transponders has been subleased, and is available only in the event of certain catastrophic events. Like Home Shopping Network, Networks has protection in the event of the failure of its transponders. A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive Networks' programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems that receive Networks programs as well as other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations. The projected ends of life of the two satellites utilized by Networks are May 2004 and March 2006, respectively.

         Networks' control of two different transponders on each of two different satellites would enable it to continue transmission of its programs should either one of the satellites fail. Although Networks believes it is taking reasonable measures to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USANi LLC. The availability of replacement satellites and transponders is dependent on a number of factors over which Networks has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

         Each of the networks enters into agreements with cable operators and other distributors which agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements in which the distributor pays Networks a fee for each subscriber to the particular programming service.

TELEVISION PRODUCTION

         Studios USA produces and distributes television programs and motion picture films intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television, first-run syndication through local television stations, pay television, basic cable and home video and made-for-television movies. Studios USA also is the exclusive domestic distributor of the Universal television library. In addition to the activities of Studios USA, other USAi business units are also engaged in financing or producing television programs for exhibition on USA Network or Sci-Fi Channel.

         Studios USA and its predecessor companies have produced programming for network television since the early 1950s and Studios USA remains a major supplier of network and first-run syndication programming today, including LAW &

ORDER and XENA: WARRIOR PRINCESS. For the 1999/2000 broadcast season, Studios USA has launched LAW & ORDER: SPECIAL VICTIMS UNIT for NBC and two new syndicated series, CLEOPATRA 2525 and JACK OF ALL TRADES. Studios USA generally retains foreign and off-network distribution rights for programming originally produced for television networks. In addition, Studios USA distributes original television programming in domestic markets for first-run syndication as well as exhibition on basic cable and other media and generally retains foreign distribution rights.

         Television production generally includes four steps: development, pre-production, principal photography and post-production. The production/distribution cycle represents the period of time from development of the property through distribution and varies depending upon such factors as type of product and primary form of exhibition. Under the facilities lease agreement, Studios USA's production activities are centered on the Universal production lot. Some television programs and films are produced, in whole or in part, at other locations both inside and outside the United States.

         Development of television programs and films begins with ideas and concepts of producers and writers, which form the basis of a television series or film. Producers and writers are frequently signed to term agreements generally providing Studios USA with exclusive use of their services for a term ranging from one to five years in the case of producers and one to two years in the case of writers. Term agreements are signed with such talent to develop network comedy and drama and first-run syndication programming. Term agreements are also signed with actors, binding them to Studios USA for a period of time during which Studios USA attempts to attach them to a series under development. These term agreements represent a significant investment for Studios USA.

         In the case of network development, the ideas and concepts developed by producers and writers are presented to broadcast networks to receive their approval and financial participation in the development of a "pilot" that could possibly become a commitment from the network to license a minimum number of episodes based on the pilot. In general, the production cycle for network programming begins with the presentation of pilot concepts to network broadcasters in the fall of each year. Alternatively, Studios USA may elect to self-finance a project, and then market the completed script or produced pilot to the various networks. In any case, each May, networks release their fall schedules, committing to the series production of pilots, renewing existing programs and canceling others. Networks typically commit to seven to thirteen episodes for such new series with options to acquire additional episodes for a negotiated license fee and twenty-two episodes for a renewed series. Production on these series begins in June and continues through March, depending upon the network commitment. The network broadcast season generally runs from September through May. Studios USA incurs production costs throughout the production cycle up through completion of an episode while networks remit a portion of the license fees to Studios USA upon the beginning of episodic production and a portion upon delivery of episodes.

         Several of Studios USA's subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild which agreements typically have a term of several years and then require re-negotiation.

         TELEVISION PRODUCTION CUSTOMERS. Studios USA produces television films for the U.S. broadcast networks for prime time television exhibition. Certain television films are initially licensed for network television exhibition in the U.S. and are simultaneously syndicated outside the U.S. Historically, Studios USA customers for network television film product have been concentrated with the three established major U.S. television networks--ABC, CBS and NBC. In recent years, Fox Broadcasting, UPN and the WB Network have created new networks, decreasing to some extent Studios USA's dependence on ABC, CBS and NBC and expanding the outlets for its network product. Revenue from licensing agreements is recognized in the period that the films are first available for telecast. Programming consists of various weekly series and "made for television" feature length films for 1999/2000. Network programming includes the returning production LAW & ORDER and one new series--LAW & ORDER: SPECIAL VICTIMS UNIT on NBC. In the initial telecast season, the network license provides for the production of a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. The success of any one series may be influenced by the time period in which the network airs the series, the strength of the programs against which it competes, promotion of the series by the network and the overall commitment of the network to the series.

         Generally, network licenses give the networks the exclusive right to telecast new episodes of a given series for a period of time, generally four to five years and sometimes with further options thereafter. In the case of LAW &
ORDER:

SPECIAL VICTIMS UNIT, however, USA Network shares this initial exhibition "window" with NBC. Studios USA has also licensed to USA Network off-syndication episodes of HERCULES: THE LEGENDARY JOURNEYS and XENA: WARRIOR PRINCESS and off-network episodes of NEW YORK UNDERCOVER.

         Studios USA also produces television film product that is initially syndicated directly to independent television stations for airing throughout the broadcast day and to network affiliated stations for non-primetime airing. First-run syndication programming for 1999/2000 includes one hour weekly series including returning productions of HERCULES: THE LEGENDARY JOURNEYS and XENA:
WARRIOR PRINCESS as well as the initial year production of a BACK TO BACK ACTION hour, consisting of two half-hour series, CLEOPATRA 2525 and JACK OF ALL TRADES and talk shows including returning productions of THE SALLY JESSY RAPHAEL SHOW, THE JERRY SPRINGER SHOW and MAURY. In addition, in the fall of 2000, Studios USA will launch a half-hour reality strip from Law & Order creator Dick Wolf entitled ARREST & TRIAL.

         Studios USA licenses television film product to independent stations and directly to network affiliated stations in return for either a cash license fee, barter or part-barter and part-cash. Barter syndication is the process whereby Studios USA obtains commitments from television stations to broadcast a program in certain agreed upon time periods. Studios USA retains advertising time in the program in lieu of receiving a cash license fee, and sells such retained advertising time for its own account to national advertisers at rates based on the projected number of viewers. By placing the program with television stations throughout the United States, an "ad hoc" network of stations is created to carry the program. The creation of this ad hoc network of stations, typically representing a penetration of at least 80% of total U.S. television households, enables Studios USA to sell the commercial advertising time through advertising agencies for sponsors desiring national coverage. The rates charged for this advertising time are typically lower than rates charged by U.S. broadcast networks for similar demographics since the networks' coverage of the markets is generally greater. In order to create this ad hoc network of stations and reach 80% of total U.S. television households, Studios USA must syndicate its programming with stations that are owned and operated by the major broadcast networks and station groups, which are essentially entities which own many stations in the major broadcast markets across the United States. Without commitments from broadcast network stations and station groups, the necessary market penetration may not be achieved which may adversely affect the chances of success in the first-run syndication market.

         Generally, television films produced for broadcast or cable networks or barter syndication provide license fees and/or advertising revenues that cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, is dependent upon the success of other exploitation including international syndication licenses, subsequent basic cable and domestic syndication licenses, releases in the home video market, merchandising and other uses. Pursuant to an agreement with Universal, Studios USA has the right to include eligible product in Universal's international free television output and volume agreements with television broadcasters in major international territories. These agreements represent a substantial revenue source for Studios USA.

 DISTRIBUTION. In general, during a series' initial production years (i.e., seasons one to four), domestic network and international revenues fall short of production costs. As a result, the series will likely remain in a deficit position until sold in the domestic syndication market. The series will be available for airing in the off-network syndication market after a network's exclusivity period ends, typically the September following the completion of the third or fourth network season (or the subsequent season if the series were a mid-season order). For a successful series, the syndication sales process generally begins during the third network season. The price that a series will command in syndication is a function of supply and demand. Studios USA syndicated series are sold for cash and/or bartered services (i.e., advertising time) for a period of at least five years. Barter transactions have played an increasingly important role in the syndication process as they can represent a majority of the distributor's syndication revenue.

         Studios USA distributes its current programming domestically. In addition, USAi and Universal have agreed that Studios USA will have the exclusive right through February 2013, to distribute domestically Universal's large television library, with programming dating back to the 1950s and including such series as ALFRED HITCHCOCK PRESENTS; THE VIRGINIAN; MARCUS WELBY, M.D.; DRAGNET; COLUMBO; KOJAK; THE ROCKFORD FILES; MURDER SHE WROTE; MAGNUM P.I.; MIAMI VICE; COACH and NORTHERN EXPOSURE. During this period, Studios USA also has the exclusive right, with limited exceptions, to distribute domestically television programming newly produced by Universal.

         In addition, USAi and Universal have agreed that Universal will have the exclusive right, again with limited exceptions, to distribute all Studios USA programming internationally. In that regard, Universal has entered into several output and volume agreements with international television broadcasters that include programming produced by Studios USA. In May 1996, Universal signed a free television output and co-production agreement with Germany's RTL. The ten-year agreement covers all new and existing product distributed by Universal to RTL, UFA and CLT broadcasting outlets in Germany and other German- speaking territories and provides that RTL will co-produce a minimum number of series from Universal and Studios USA over the term of the agreement, providing a portion of each series' production costs. With regard to the output arrangement, RTL has exclusive first-run free television rights in its territories to carry every series and television movie made by Universal and Studios USA during the term of the agreement. In 1997, Universal signed similar volume agreements in France, Spain, Italy and the United Kingdom in which the licensor generally committed to license a minimum number per year of first-run series and first-run television movies during a specified term in the territory. Pursuant to the terms of the international distribution agreement between USAi and Universal, USAi's eligible programming will have the first right to participate in Universal's international output and volume agreements with international television broadcasters, including in Germany, France, Spain, Italy and the United Kingdom.

ELECTRONIC RETAILING

         Home Shopping Network sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping Network operates two retail sales programs, Home Shopping Network and America's Store, each 24 hours a day, seven days a week.

         Home Shopping Network's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Home Shopping Network and America's Store programs are carried by cable television systems and broadcast television stations throughout the country. Home Shopping Network and America's Store are divided into segments which are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number. According to Nielsen Media Research, as of December 31, 1999, Home Shopping Network was available in approximately 73.7 million unduplicated households, including approximately 60.6 million cable households.

         The following table highlights the changes in the estimated unduplicated television household reach of Home Shopping Network, by category of access for the year ended December 31, 1999:


----------------------------------------------------------------------------------------------------
                                                  CABLE      BROADCAST      SATELLITE      TOTAL
----------------------------------------------------------------------------------------------------
                                                           (IN THOUSANDS OF HOUSEHOLDS)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
HouseholdsnDecember 31, 1998..................      53,455         13,842          2,028     69,325
----------------------------------------------------------------------------------------------------
Net additions/(deletions).....................       7,163        (2,394)          (353)      4,416
----------------------------------------------------------------------------------------------------
 HouseholdsnDecember 31, 1999.................      60,618         11,448          1,675     73,741
----------------------------------------------------------------------------------------------------

         Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach. Cable households included 9.1 million and 5.2 million direct broadcast satellite households at December 31, 1999 and 1998, respectively, and therefore are excluded from satellite.

         According to industry sources, as of December 31, 1999, there were
100.1 million homes in the United States with a television set, 68.5 million basic cable television subscribers and 1.7 million homes with satellite dish receivers, excluding direct broadcast satellite.

         As of December 31, 1999, America's Store reached approximately 6.8 million cable television households, of which 1.2 million were on a part time basis. Of the total cable television households receiving America's Store, 6.5 million also receive Home Shopping Network.

CUSTOMER SERVICE AND RETURN POLICY

         Home Shopping Network believes that satisfied customers will be loyal and will purchase merchandise on a regular basis. Accordingly, Home Shopping Network has customer service personnel and computerized voice response units available to handle calls relating to customer inquiries 24 hours a day, seven days a week. Generally, any item purchased from Home Shopping Network may be returned within 30 days for a full refund of the purchase price, including the original shipping and handling charges.

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

         Home Shopping Network's fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia and Waterloo, Iowa. Generally, merchandise is delivered to customers within seven to ten business days of the receipt by Home Shopping Network of the customer's payment for an order.

         Home Shopping Network currently operates multiple main frame and distributed computing platforms and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. During 1999, Home Shopping Network continued to upgrade many of its computer systems, which upgrade will be largely completed in 2000.

         Home Shopping Network has digital telephone and switching systems and utilizes a voice response unit, which allows callers to place their orders by means of touch tone input or to be transferred to an operator.

PRODUCT PURCHASING AND LIQUIDATION

         Home Shopping Network purchases merchandise made to its specifications, merchandise from manufacturers' lines, merchandise offered under certain exclusive rights and overstock inventories of wholesalers. The mix of products and source of such merchandise depends upon a variety of factors including price and availability. Home Shopping Network generally does not have long-term commitments with its vendors, and there are various sources of supply available for each category of merchandise sold.

         Home Shopping Network's product offerings include: jewelry; hardgoods, which include consumer electronics, collectibles, housewares, and consumables; health and beauty, which consists primarily of cosmetics, skin care, fitness and nutritional supplements; softgoods, which consist primarily of apparel; and fashion accessories. For 1999 hardgoods, jewelry, health and beauty, softgoods and fashion accessories accounted for approximately 42.3%, 27.6%, 17.3%, 11.2% and 1.6%, respectively, of Home Shopping Network's net sales.

         Home Shopping Network liquidates excess inventory through its four outlet stores located in the Tampa Bay and Orlando areas and one outlet store in the Chicago area. Damaged merchandise is liquidated by Home Shopping Network through traditional channels.

TRANSMISSION AND PROGRAMMING

         Home Shopping Network produces its programming in its studios located in St. Petersburg, Florida. Home Shopping Network and America's Store programs are distributed to cable television systems, broadcast television stations, direct broadcast satellite, and satellite antenna owners by means of Home Shopping Network's satellite uplink facilities to satellite transponders leased by Home Shopping Network. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving Home Shopping Network and America's Store.

         Home Shopping Network has lease agreements securing full-time use of three transponders on three domestic communications satellites, although one of those transponders has been subleased as described below. Each of the transponder lease agreements grants Home Shopping Network "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

         Use of the transponder which Home Shopping Network subleases may, however, be preempted in order to satisfy the owner's obligations to provide the transponder to another lessee on the satellite in the event that the other lessee cannot be restored to service through the use of spare or reserve transponders (the "special termination right"). As of June 5, 1995, Home Shopping Network discontinued use of this satellite transponder for which it has a non-cancelable operating lease calling for monthly payments of approximately $150,000 through December 31, 2006. In 1996, Home Shopping Network subleased this satellite transponder for a term of 10 years with an option to cancel after four years. The monthly sublease rental is in excess of the monthly payment.

         A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive Home Shopping Network and America's Store. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive Home Shopping Network and America's Store, as well as all other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations.

         The terms of two of the satellite transponder leases utilized by Home Shopping Network are for the life of the satellites, which are projected through 2004. The term of the third subleased satellite is through December 31, 2006, subject to earlier implementation of the special termination right.

         Home Shopping Network's access to two transponders pursuant to long-term agreements would enable it to continue transmission of Home Shopping Network programming should either one of the satellites fail. Although Home Shopping Network believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USANi LLC.

         The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Home Shopping Network has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

         The FCC grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Home Shopping Network has been granted one license for operation of C-band satellite transmission facilities and two licenses for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

AFFILIATION AGREEMENTS WITH CABLE OPERATORS

         Home Shopping Network has entered into affiliation agreements with cable system operators to carry Home

Shopping Network, America's Store, or both services. The agreements have terms ranging from 3 to 14 years, and obligate the cable operator to assist with the promotional efforts of Home Shopping Network by carrying commercials promoting Home Shopping Network and America's Store and by distributing Home Shopping Network's marketing materials to the cable operator's subscribers. All cable operators receive a commission of 5 percent of the net merchandise sales within the cable operator's franchise area, regardless of whether the sale originated from a cable or a broadcast household. With larger, multiple system operators, Home Shopping Network has agreed to provide additional compensation. This compensation will be in various forms, for example, by purchasing advertising availabilities from cable operators on other programming networks, by establishing commission guarantees for the operator, or by making an upfront payment to the operator in return for commitments to deliver a minimum number of Home Shopping Network subscribers for a certain number of years.

AFFILIATION AGREEMENTS WITH TELEVISION STATIONS

         Home Shopping Network has entered into affiliation agreements with television stations to carry Home Shopping Network or America's Store programs. In addition to 13 owned and operated full power television stations owned by USAi (three of which do not carry Home Shopping Network or America's Store) and 26 low power television stations owned by USAi, as of December 31, 1999, USAi or USANi LLC has affiliation agreements with 5 full-time, full power stations, 39 part-time, full power stations that carry Home Shopping Network or America's Store and 50 low power stations. USAi has a minority ownership interest in 3 of the full-time, full power stations that carry Home Shopping Network or America's Store programs. The affiliation agreements have terms ranging from four weeks to fourteen years. All television station affiliates other than stations owned by USAi receive an hourly or monthly fixed rate for airing Home Shopping Network and America's Store programs. Full power television signals are carried by cable operators within a station's coverage area. For more information, see "--Regulation--Must-Carry/Retransmission Consent." Low power station signals are rarely carried by cable systems.

INTERNET SERVICES

         USANi LLC operates several Internet services associated with its media and entertainment and electronic retailing businesses. In July 1998, USAi announced the formation of USA Networks Interactive to coordinate the operations of its Internet Services business, including those operated by USANi LLC.

RETAILING

         USANi LLC conducts its Internet retailing operations through Internet Shopping Network. Internet Shopping Network's retailing services include FIRST AUCTION.COM, which was launched in June 1997, and FIRST JEWELRY.COM, which officially launched in October 1999. FIRST AUCTION.COM is an interactive Internet site, which auctions a broad range of merchandise, including housewares, home decor products, jewelry, apparel, toys, collectibles, beauty products, outdoor fitness and sporting equipment, consumer electronics and computers. As of December 31, 1999, FIRST AUCTION.COM had approximately 464,000 registered members. FIRST JEWELRY.COM is an interactive Internet site, which sells jewelry across a broad range of categories and price points. Since its October 1999 launch, FIRST JEWELRY.COM has continued to experience rapid sales growth.

         Internet Shopping Network specializes in marketing, fulfillment, customer service and site development in online retailing. Internet Shopping Network has online advertising distribution agreements with America Online, @Home, Women.com, Lycos Network and MyPoints.com. Internet Shopping Network's technology partners include Sun Microsystems, LinkShare, Oracle and Netscape.

         During 1999, Home Shopping Network re-launched its web site, HSN.com, as a transactional e-commerce site. Home Shopping Network's site allows consumers to shop for selected merchandise from Home Shopping Network's inventory, and provides opportunities for consumers to engage in a variety of entertaining community activities including live chats with celebrity guests and user populated bulletin boards.

SCIFI.COM

         In addition to the retailing services described above, USANi LLC operates SCIFI.COM, the web site for Sci-Fi

Channel. SCIFI.COM, which was launched in 1995, is an online science fiction resource, featuring original entertainment, daily news, feature stories, games and special events that focus on science fiction, science fact, fantasy, horror, the paranormal and the unknown.

                             INTERNATIONAL VENTURES

INTERNATIONAL TV CHANNEL JOINT VENTURE

         As part of the Universal transaction, USANi LLC and Universal agreed to form a 50-50 joint venture to be managed by Universal which would own, operate and exploit the international development of USA Network, Sci-Fi Channel and Universal's action/adventure channel, 13TH STREET. During the second quarter of 1999, USANi LLC elected to not participate in the venture.

HOME SHOPPING NETWORK VENTURES

         EUROPE. On December 17, 1999, USAi entered into an agreement with Thomas and Leo Kirch and Georg Kofler pursuant to which each agreed to cause the entities controlled by them to jointly pursue on an exclusive basis in Europe televised shopping and related e-commerce opportunities and to consider pursuing other media opportunities in each case subject to preexisting obligations and applicable law and regulation in the various member countries. The parties agreed to consider alternatives consistent with applicable law with respect to the structure of any entities formed to pursue such opportunities.

         GERMANY. In 1999, the joint venture entity through which Home Shopping Network participates in a German language televised shopping business, H.O.T. Home Order Television GmbH & Co. KG, was converted to a German AG ("HOT Germany"). In connection with such restructuring, Home Shopping Network and Mr. Kofler entered into a shareholders agreement which, among other things, provides that Mr. Kofler will vote his shares in HOT Germany as directed by HSN on certain matters including the election of a majority of the members of the Supervisory Board of HOT Germany. Mr. Kofler also granted Home Shopping Network a right of first refusal with respect to the stock in HOT Germany held by him. Home Shopping Network also agreed to purchase Mr. Kofler's HOT Germany stock under certain circumstances and agreed to vote as directed by Mr. Kofler on various matters including the election of Mr. Kofler as Chairman of the HOT Germany Supervisory Board. Mr. Kofler also agreed to take steps as may be necessary for Home Shopping Network to consolidate the financial results of HOT Germany with those of Home Shopping Network.

         ITALY. In 1998, Home Shopping Network entered into a joint venture agreement with SBS Broadcasting System S.A. and SBS Italia S.r.l. ("SBS Italia") to explore and, if deemed feasible, develop an Italian language televised shopping business. During 1999, Home Shopping Network, SBS and SBS Italia agreed to restructure the joint venture and to change the name of SBS Italia to HOT Italia and to utilize HOT Italia as the vehicle for developing a live shopping business in Italy. As a result of the restructuring, 51% of the equity of HOT Italia was transferred to H.O.T. Home Order Television Europe GmbH & Co. KG ("Hot Europe") and 12% transferred to HOT Germany. HOT Europe is a partnership in which Home Shopping Network has a 19.2% non-voting equity interest and that is controlled by H.O.T. Home Order Television International GmbH ("HOT International"). HOT International is owned by George Kofler, Thomas Kirch and Quelle AG. Home Shopping Network's direct ownership interest in HOT Italia was reduced to 18.5% as a result of this restructuring. It is anticipated that HOT Germany will contribute its interest in HOT Italia to HOT Europe and Quelle will assign its interest in HOT Europe and HOT International to Mr. Kofler.

         HOT Italia owns 10.1% of the equity of an entity, Vallau Italia Promomarket ("VIP"), that operates an Italian national broadcast network. VIP has applied for a license to operate a national broadcast network in Italy. In the event the license is issued, HOT Italia intends to apply for authority to purchase the remaining 89.9% of the equity in VIP it does not currently own. HOT Italia has entered into purchase agreements to purchase the remaining equity of VIP for 118.9 billion Lire. There can be no assurance that VIP will be granted a license and that HOT Italia will be able to acquire VIP. In the event such license or authorization is not granted, HOT Italia would be required to seek alternative means of distributing programming. Currently, there are limited available means of distributing television programming on a nationwide basis and there can be no assurance that alternative means of distribution can be secured.

         JAPAN. In 1997, Home Shopping Network acquired a 30% interest in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo. Jupiter Shop Channel broadcasts televised shopping 24 hours a day, of which 60 hours per week are devoted to live shopping. Jupiter Shop Channel has reached agreements to be available in approximately 3.37 million full-time equivalent households as of December 31, 1999. Liberty Media International, Inc., a subsidiary of Liberty, owns a 50% interest in Jupiter Programming Co. Ltd. which is the 70% shareholder in the venture.

         SPANISH LANGUAGE NETWORKS. During 1999, Home Shopping Network continued to operate HOME SHOPPING EN ESPANOL in conjunction with Univision Communications on Univision's cable affiliate, Galavision. Currently, HOME SHOPPING EN ESPANOL is aired six hours per day Sunday through Friday, and seven hours on Saturday with one-half of the broadcast time being aired on the West Coast and the other half on the East Coast. It reaches approximately 2.7 million households in the United States. Home Shopping Network and Univision have agreed that Home Shopping Network will buy out Univision's interest in the joint venture although no final agreements have been entered into. In connection therewith, Galavision will continue to carry HOME SHOPPING EN ESPANOL until December 31, 2000. Home Shopping Network will continue to seek to expand the distribution of HOME SHOPPING EN ESPANOL in the United States and elsewhere in the Spanish speaking world.

                                   REGULATION

         USAi, Holdco, and USANi LLC are subject to various federal, state and local regulations, some of which may affect the operations of such entities and their subsidiaries.

CURRENT FCC REGULATION

         A substantial portion of USAi's businesses, including the businesses of Holdco and USANi LLC, are subject to various statutes, rules, regulations and orders relating to communications and generally administered by the FCC. The communications industry, including the operation of broadcast television stations, cable television systems, satellite distribution systems and other multichannel distribution systems and, in some respects, vertically integrated cable programmers, is subject to substantial federal regulation, particularly under the Communications Act of 1934, the Telecommunications Act of 1996 and the rules and regulations promulgated thereunder by the FCC. Cable television systems are also subject to regulation at the state and local level. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate aspects of broadcast and cable programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without prior FCC approval. If the FCC determines that violations of the Communications Act or any FCC rule have occurred, it may impose sanctions ranging from admonishment of a licensee to license revocation.

BROADCAST TELEVISION LICENSE GRANT AND RENEWAL

         The Communications Act provides that a broadcast license, including the licenses controlled by USA Broadcasting (the entity through which USAi conducts its television broadcasting operations), may be granted to any applicant upon a finding that the public interest, convenience and necessity would be served thereby, subject to limitations. Television stations operate according to broadcasting licenses that are usually granted by the FCC for a maximum permitted term of eight years. Television station licenses are subject to renewal upon application to the FCC, which is required under the Communications Act to grant the renewal application if it finds that (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (3) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

ALIEN OWNERSHIP OF BROADCAST TELEVISION STATIONS

         The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The 1934 Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Under the relevant provision of the 1934 Act, Universal is considered an Alien, since it is 84% owned by The Seagram Co. Ltd., a Canadian corporation, and 16% by Matsushita Electric Industrial Co. Ltd., a Japanese corporation. At USAi's Annual Meeting of Stockholders held in February 1998, USAi's stockholders approved amendments to USAi's certificate of incorporation to ensure that USAi will continue to be in compliance with the Alien ownership limitation of the 1934 Act. Universal's equity interest in USAi, to the extent held through the ownership of shares of USANi LLC, which does not hold any broadcast licenses, is not regarded as an equity interest in USAi for purposes of the statutory provision regarding Alien ownership.

MULTIPLE AND CROSS OWNERSHIP

         Current FCC regulations impose significant restrictions on certain positional and ownership interests in broadcast television stations, cable systems and other media. On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change. While the following discussion does not describe all of the ownership rules or rule changes, it attempts to summarize those rules that appear to be most relevant to USAi and its subsidiaries. As a general matter, officers, directors and stockholders who own 5% or more of the outstanding voting stock of a media company (except for some institutional shareholders, who may own up to 20%) are deemed to have "attributable" interests in the company. Nonvoting stockholders, minority voting stockholders in companies controlled by a single majority stockholder, and holders of options and warrants are generally exempt from attribution under the current rules. However, under the FCC's new equity-debt plus rule, a party will be deemed to be attributable if it owns a non-voting interest exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market, even if there is a single majority shareholder.

         Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national television viewing audience subject to a 50% discount in the number of television households attributed to any UHF station.

         The FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, an entity may have attributable interests in stations with overlapping coverage contours if each station is located in a different DMA. In addition, one entity may now have attributable interests in two television stations in the same Nielsen Designated Market Area ("DMA") provided that: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The new rules also permit common ownership of television stations in the same DMA where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present. The rules continue to restrict the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the coverage area of that television station.

         Liberty's ownership interests in USAi, including its non-voting ownership interest in the BDTV entities, have been structured to comply with these regulations, which apply to Liberty because of the interests in cable television of AT&T Corp., Liberty's parent company. In a June 14, 1996 "Memorandum Opinion and Order," the FCC concluded that Liberty's beneficial interest in USAi through its ownership of convertible non-voting common stock of the BDTV entities, as augmented by an imputed 50% "control" premium, was subject to the FCC's former cross- interest policy (which restricted the common ownership of an attributable interest in one media company and certain non-attributable but "meaningful," including substantial non-attributable equity interests, in another media company serving substantially the same area). The FCC subjected Liberty's ownership interest in USAi to conditions, including that (1) the prior approval of the FCC be obtained for any increase in Liberty's interest, and (2) the FCC be notified prior to completion of any transaction whereby the aggregate percentage of television households served by cable systems owned or controlled by AT&T in any of USA Broadcasting's television markets would exceed 50 percent. Liberty's ownership of USANi LLC shares is not regarded as an equity interest in USAi for purposes of the FCC cross-ownership rules or practices. Two members of USAi's board of directors, Messrs. Paul G. Allen and William D. Savoy, have attributable interests in cable television systems located within the coverage areas of certain of the television stations controlled by USA Broadcasting. On November 3, 1998, USAi notified the FCC that Messrs. Allen and Savoy have pledged to recuse themselves from any matters that come before USAi's Board of Directors pertaining to the operation or management of the television stations and therefore qualify under the FCC's rules for exemption from attribution of any interests of USAi or USA Broadcasting in the television stations. Notwithstanding the recent elimination, these conditions remain in effect.

         Pursuant to the requirements of the Telecommunications Act, the FCC is considering a formal inquiry to review all of its broadcast ownership rules which are not otherwise under review, including the national audience limitation, the associated 50% discount for UHF stations and the cable/television cross-ownership rule. It is not possible at this time to predict what action the FCC may take and how it may affect USAi.

DIGITAL TELEVISION

         The FCC has taken a number of steps to implement digital television service (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period. USAi has commenced construction of its digital facilities for three of its stations, and has completed construction for WHSH-DT, which began reduced-power digital operations in October 1998. USAi has preserved its ability to maximize its DTV facilities for each of its stations and, to the extent that USAi's engineers determine that maximization is warranted, USAi will file maximization applications by the FCC's May 1, 2000 deadline.

         The digital television implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2002 for completion of construction of digital television facilities and 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of digital television, including the rate of consumer acceptance. Conversion to digital television may reduce the geographic reach of USAi's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. Digital television implementation will impose additional costs on USAi, primarily due to the capital costs associated with construction of digital television facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services.

         USAi continually reviews developments relating to the FCC's digital television proceedings, and the digital television industry generally. Material developments in this regard could have a material impact on USAi's businesses. For example, in the future, seven of USAi's 26 low-power television stations, as well as other low-power television affiliates of Home Shopping Network, will likely have to cease business operations due to irremediable interference to or from new digital television allocations. Under procedures established in the digital television rulemaking proceeding, USAi has filed applications for authorization to shift the operation of 15 additional low-power television stations to alternative channels that are not subject to displacement. To date, six of such applications have been granted by the FCC. The remaining four of USAi's low-power television stations are not expected to be subject to digital television displacement at their existing channel assignments.

CHILDREN'S TELEVISION PROGRAMMING

         Under legislation enacted in 1990, the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. Violations of the children's commercial limitations may result in monetary fines or non-renewal of a station's broadcasting license. In addition, the FCC has adopted a guideline for processing television station renewals under which stations are found to have complied with the Children's Television Act if they broadcast three hours per week of "core" children's educational programming, which, among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and younger. A television station found not to have complied with the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the Children's Television Act in other ways. The FCC has indicated its intent to enforce its children's television rules strictly.

TELEVISION VIOLENCE

         As part of a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. The FCC directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation that began on July 1, 1999. USANi LLC cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect its business or the business of any other subsidiary of USAi.

CLOSED CAPTIONING

         The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming carried on broadcast television stations and cable programming networks. Although the FCC has provided for exceptions to or exemptions from the rules under certain circumstances, none applies to any of the current broadcast or cable programming services of USA Broadcasting, USA Networks or Home Shopping Network. Both USA Broadcasting and Home Shopping Club have applied to the FCC for waivers of the closed captioning rules. Parties are not required to comply with the closed captioning rules while they have waiver requests pending.

OTHER BROADCAST TELEVISION REGULATION

         The FCC continues to enforce strictly its regulations concerning "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance and marking. The FCC recently adopted new equal employment opportunity rules to replace its former rules which were partially struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit. The FCC's new rules require stations to widely disseminate information regarding job openings, maintain records of their equal employment opportunity program and outreach efforts, file annual employment reports with the FCC and file their model equal employment opportunity program with the FCC every other year. Stations with fewer than five employees do not have to comply with the FCC's recruitment standards, but they are subject to reporting requirements. In addition, FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

MUST-CARRY/RETRANSMISSION CONSENT

         As part of the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its television market (defined by Nielsen as a Designated Market Area (DMA)). Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network, USA Broadcasting and USA Networks are affected by the must-carry rules, which were upheld in a 1997 U.S. Supreme Court ruling. A material change in the must-carry rules, or their repeal, could have a material impact on USAi's businesses, including USANi LLC's businesses. The FCC currently is conducting a rulemaking proceeding to determine carriage requirements for digital broadcast television stations on cable systems during and following the transition from analog to digital broadcasting, including carriage requirements with respect to ancillary and supplemental services that may be provided by broadcast stations over their digital spectrum.

SHVIA

         On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act ("SHVIA"). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. After May 27, 2000, satellite carriers will be prohibited from delivering a local signal into its local markets--so called "local-into-local" service--without the consent or must-carry election of such station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA does not require satellite carriers to carry local stations, but provides that carriers that choose to do so must comply with certain mandatory signal carriage requirements by a date certain, as defined by the Act or as-yet to be drafted FCC regulations. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has initiated several rulemaking proceedings, as required by SHVIA, to implement certain aspects of the Act, such as standard must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement. The FCC has already adopted rules requiring good faith negotiations for retransmission consent between satellite carriers and television broadcast stations.

CABLE TELEVISION RATE REGULATION

         The Telecommunications Act phased out cable rate regulation, except with respect to the "basic" tier, which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers. Home Shopping Network and America's Store programming are distributed on the basic tier in some areas, and "expanded basic" tiers in other areas. USA Network and Sci-Fi Channel are primarily distributed on expanded basic tiers. Rate regulation of all non-basic tiers including the expanded basic tiers was eliminated as of March 31, 1999. The local franchising authorities are primarily responsible for regulating the basic tier of cable service. Because USAi's revenues (including USANi LLC's revenues) are, to some degree, affected by changes in cable subscriber rates, increased regulation of cable subscriber rates, or a reduction in the rates that cable service providers may charge customers could have a significant impact on such revenues.

REGULATION OF CABLE SYSTEM OPERATORS AFFILIATED WITH VIDEO PROGRAMMING VENDORS

         The 1992 Act prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors from providing satellite-delivered programming to their subscribers. The FCC has adopted regulations to (1) prevent a cable operator that has an attributable interest, including voting or non-voting stock ownership of at least 5%, in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable; and (2) to prevent a programmer in which a cable operator has an attributable interest from discriminating between cable operators and other multichannel video programming distributors, including other cable operators.

         The FCC's rules may have the effect, in some cases, of requiring vertically integrated programmers to offer their programming to multichannel video programming distributor competitors of cable television, and of prohibiting certain exclusive contracts between such programmers and cable system operators. The rules also permit multichannel video programming distributors to bring complaints before the FCC if they are unable to obtain cable programming on non-discriminatory terms because of "unfair practices" by the programmer.

         Under the 1992 Act, the FCC set a 40% limit on the number of programming channels on a cable system that may be occupied by video programmers in which the cable operator has an attributable interest. USAi, Holdco and USANi LLC could be affected by the 1992 Act as a consequence of Liberty's ownership interests, directly and through its affiliates, in both cable systems and cable programming services.

STATE AND LOCAL REGULATION

         Cable television systems are generally constructed and operated under non-exclusive franchises granted by a municipality or other state or local governmental entity. Franchises are granted for fixed terms and are subject to periodic renewal. The Cable Communications Policy Act of 1984 places limitations on the ability of a local franchising authority to control the operations of a cable operator, and the courts from time to time have reviewed the constitutionality of several franchise requirements, often with inconsistent results. The 1992 Act prohibits exclusive franchises, and allows local franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Act also allows local franchising authorities to operate their own multichannel video distribution systems without having to obtain franchises. Moreover, local franchising authorities are immunized from monetary damage awards arising from their regulation of cable television systems or their decisions on franchise grants, renewals, transfers, and amendments.

         The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Cable franchises generally contain provisions governing time limitations on the beginning and completion of construction, and governing conditions of service, including the number of channels, the types of programming but not the actual cable programming channels to be carried, and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates. Local rate regulation for a particular system could result in resistance on the part of the cable operator to the amount of subscriber fees charged by USAi, Holdco or USANi LLC for their programming.

         Various proposals have been introduced at the state and local level with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies. USANi LLC is not able to predict the impact such regulation could have on its businesses.

OTHER CABLE REGULATION

         The FCC's regulations concerning the commercial limits in children's programming and political advertising also apply to cable television system operators. USAi, including Holdco and USANi LLC, also must provide program ratings information.

PROPOSED CHANGES

         Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of USAi's broadcast stations and broadcast and cable programming networks. In addition to the changes and proposed changes noted above, such matters include, for example, a proposal to adopt rules that would require video programming distributors, including television broadcast stations, to provide oral descriptions of their programming for the visually impaired, rate regulation for upper tiers of service, political advertising rates and potential restrictions on the advertising of products (beer, wine and hard liquor, for example). Other matters that could affect USAi's regulated media businesses (including the businesses of Holdco and USANi LLC) include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

OTHER REGULATORY CONSIDERATIONS

         The summary presented above does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, you should review the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal opportunity employment and other matters affecting USAi's businesses and operations (including, the businesses and operations of Holdco and USANi LLC).

               TRADEMARKS, TRADENAMES, COPYRIGHTS AND DOMAIN NAMES

         USANi LLC has registered and continues to register, when appropriate, its trade and service marks as they are developed and used, and USANi LLC vigorously protects its trade and service marks. USANi LLC believes that its marks are a primary marketing tool for promoting its identity. USANi LLC also obtains copyrights with respect to its original programming as appropriate and registers the domain names of its Internet websites.

                                   COMPETITION

NETWORKS AND TELEVISION PRODUCTION

NETWORKS

         VIEWERSHIP AND ADVERTISING REVENUES. Networks competes for access to its customers and for audience share and revenue with broadcasters and other forms of entertainment. Cable operators and other distributors only contract to carry a limited number of the available networks. Therefore, they may decide not to offer a particular network to their subscribers, or they may package a network with other networks in a manner that only a portion of their subscribers will receive the service (for example, by charging an additional fee). In addition, there has been increased consolidation among cable operators, so that USA Network and Sci-Fi Channel have become increasingly subject to the carriage decisions made by a small number of operators. This consolidation may reduce the per-subscriber fees received from cable operators in the future. The consolidation also means that the loss of any one or more of the major distributors could have a material adverse impact on the networks. The competition for advertising revenues also has become more intense as the number of television networks has increased. While many factors affect advertising rates, ultimately they are dependent on the numbers and types of viewers which a program attracts. As more networks compete for viewers, it becomes increasingly difficult to increase or even maintain a network's number of viewers. Moreover, to do so may require a network to spend significantly greater amounts of money on programming. Therefore, greater pressure may be placed on the networks' ability to generate advertising revenue increases consistent with the increases they have achieved in the past. Networks is affected by competition for advertising revenues.

         THIRD-PARTY PROGRAMMING. The competition for third-party programming is likely to increase as more networks seek to acquire that form of programming. In addition, many networks, including USA Network and Sci-Fi Channel, are affiliated with companies that produce programming. As a result, non-affiliated networks may have a diminished capacity to acquire product from production companies affiliated with other networks.

TELEVISION PRODUCTION

         PROGRAMMING. Studios USA operates in a highly competitive environment. The production and distribution of television programming are highly competitive businesses. While television programs and films produced by Studios USA compete with all other forms of network and syndication programming, Studios USA essentially competes with all other forms of entertainment and leisure activities. Competition is also faced from other major television studios and independent producers for creative talent, writers and producers, which are essential ingredients in the filmed entertainment business. The profitability of Studios USA is dependent upon factors such as public taste that is volatile, shifts in demand, economic conditions and technological developments.

         In 1995, the FCC repealed its financial interest and syndication rules ("fin-syn rules"). The fin-syn rules were adopted in 1970 to limit television network control over television programming and to foster the development of diverse programming sources. The rules had restricted the ability of the three established, major U.S. televisions networks (I.E., ABC, CBS and NBC) to own and syndicate television programming. The repeal of the rules has increased in-house production of television programming for the networks' own use. As a result of the repeal of the fin-syn rules, the industry has become vertically integrated, with four of the six major broadcast networks being aligned with a major studio. In addition, two major broadcast networks have formed their own in-house production units. Mergers and acquisitions of broadcast networks by studios (E.G., Disney-ABC) have altered the landscape of the industry. It is possible that this change will have a negative impact on Studios USA's business as its network customers are now able to choose between their own product and Studios USA's product in making programming decisions.

ELECTRONIC RETAILING

         The Home Shopping Network business operates in a highly competitive environment. It is in direct competition with retail merchandisers, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

         Home Shopping Network and QVC, Inc. are currently the two leading electronic retailing companies. Liberty, a subsidiary of AT&T which holds a substantial equity interest in USAi and USANi LLC, currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation, which owns 57% of QVC, under which Comcast Corporation controls the day to day operations of QVC. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which Home Shopping Network operates. Some competitors of the Home Shopping Network business are larger and more diversified than USANi LLC.

         VIEWERSHIP. The Home Shopping Network business also competes for access to its customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affect the availability of these channels for Home Shopping Network and America's Store programming and the compensation which must be paid to cable operators for carriage of Home Shopping Network and America's Store programming.

         CHANNEL CAPACITY. In addition, USANi LLC believes that due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. A substantial portion of USANi LLC's businesses are affected by changes in channel capacity and competition among programming providers for available channel capacity.

INTERNET SERVICES

         Internet Shopping Network operates FIRST AUCTION.COM, an Internet retailing auction service that competes with a number of other companies including uBid, Yahoo! Auctions Powered by OnSale, Excite, OnSale, ZAuction, Surplus Auction and FairMarket. Internet Shopping Network also operates FIRST JEWELRY.COM, an Internet retail jewelry service that competes with a number of other companies including Mondera, Blue Nile, My Jewelry, Miadora, Adornis, Ashford and Zales. Home Shopping Network operates HSN.com, an Internet retailing service that competes with numerous other on-line retail operations, including iQVC, which is operated by Home Shopping Network's principal television retailing competitor. Internet Shopping Network and Home Shopping Network/HSN.com potentially face competition from a number of large online communities and services that have expertise in developing online commerce. USANi LLC believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, web site convenience and accessibility, price, quality of search tools and system reliability.

                                    EMPLOYEES

         As of the close of business on December 31, 1999, USANi LLC and its subsidiaries employed approximately 5,252 full-time employees, with approximately 921 employees employed by Networks and Television Production, 4,185 employees employed by Electronic Retailing and 146 employed by Internet Services. USANi LLC believes that it generally has good employee relationships, including employees represented by unions and guilds.

ITEM 2. PROPERTIES

         USANi LLC's facilities for its management and operations are generally adequate for its current and anticipated future needs. USANi LLC's facilities generally consist of executive and administrative offices, fulfillment facilities, warehouses, operations centers, call centers, television production and distribution facilities, satellite transponder sites and sales offices.

         All of USANi LLC's leases are at prevailing market (or "most favorable") rates and, except as noted, with unaffiliated parties. USANi LLC believes that the duration of each lease is adequate. USANi LLC believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for such purposes. Most of the office/studio space is substantially utilized, and where significant excess space exists, USANi LLC leases or subleases such space to the extent possible. USANi LLC anticipates no future problems in renewing or obtaining suitable leases for its principal properties.

CORPORATE

         USANi LLC maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York which consist of approximately 29,850 square feet leased by USAi through October 30, 2005.

NETWORKS AND TELEVISION PRODUCTION

         The executive offices of Networks are located at 1230 Avenue of the Americas, New York, New York 10020. Networks leases approximately 168,000 square feet at this office space under a lease that continues until March 31, 2005, subject to two five-year options to continue the term. Networks also has smaller offices in Chicago (affiliate relations and sales), Detroit (sales), and Los Angeles (affiliate relations, sales and programming).

         Networks also leases approximately 55,000 square feet in a facility in Jersey City, New Jersey, where Networks has its broadcast operations center. This space is used to originate and transmit the USA Network and Sci-Fi Channel signals. Post-production for both networks, including audio production, editing, graphics and duplication, also is performed at this location. The lease for this space continues through April 30, 2009, and there are options to continue the term beyond that time.

         Studios USA currently conducts its domestic television production and distribution operations primarily from its executive and administrative offices in West Hollywood, California in a facility owned by Ticketmaster, a subsidiary of USAi. Additionally, Studios USA has four domestic sales offices located in Atlanta, Chicago, Dallas and New York City. Production facilities are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios USA also leases production facilities in New York City for the production of LAW & ORDER, THE SALLY JESSY RAPHAEL SHOW and MAURY, in New Jersey for production of LAW & ORDER:
SPECIAL VICTIMS UNIT, and in Chicago for production of THE JERRY SPRINGER
SHOW.

ELECTRONIC RETAILING

         Home Shopping Network owns an approximately 480,000 square foot facility in St. Petersburg, Florida, which houses its Home Shopping Network television studios, broadcast facilities, administrative offices and training facilities.

         Home Shopping Network owns two warehouse-type facilities totaling approximately 84,000 square feet near Home Shopping Network's main campus in St. Petersburg, Florida. These facilities have been used for returns processing, retail distribution and general storage.

         Home Shopping Network leases a 41,000 square foot facility in Clearwater, Florida for its video and post production operations.

         Home Shopping Network owns and operates a warehouse consisting of 163,000 square feet located in Waterloo, Iowa, which is used as a fulfillment center. In addition, Home Shopping Network rents additional space in Waterloo, Iowa consisting of 106,000 square feet.

         Home Shopping Network owns and operates a warehouse located in Salem, Virginia, consisting of approximately 780,000 square feet. In addition, Home Shopping Network leases one additional location in Salem, Virginia consisting of 194,750 square feet and two additional locations in Roanoke, Virginia consisting of 70,000 square feet and 175,000 square feet.

         Home Shopping Network's retail outlet subsidiary leases five retail stores in the Tampa Bay, Orlando and Chicago areas totaling approximately 105,785 square feet.

         Home Shopping Network and its other subsidiaries also lease office space in California and Utah.

INTERNET SERVICES

         Internet Shopping Network's executive offices are located in Sunnyvale, California, where Internet Shopping Network currently leases 31,000 square feet under a lease expiring in 2000.

ITEM 3. LEGAL PROCEEDINGS

         In the ordinary course of business, USANi LLC and its subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage and, although there can be no assurance in this regard, are not expected to be material to the financial position or operations of USANi LLC.

FEDERAL TRADE COMMISSION MATTER

         Home Shopping Network is involved from time to time in investigations and enforcement actions by consumer protection agencies and other regulatory authorities. Effective October 2, 1996, the Federal Trade Commission and Home Shopping Network and two of its subsidiaries entered into a consent order under which Home Shopping Network agreed that it will not make claims for specified categories of products, including any claim that any product can cure, treat or prevent illness, or affect the structure or function of the human body, unless it possesses competent and reliable scientific evidence to substantiate the claims. The settlement did not represent an admission of wrongdoing by Home Shopping Network, and did not require the payment of any monetary damages. Thereafter, the FTC investigated Home Shopping Network's compliance with its consent order. The FTC indicated to Home Shopping Network that it believed Home Shopping Network had not complied with the consent order and that it intended to seek monetary penalties and consumer redress for non-compliance. Effective April 29, 1999, Home Shopping Network settled the FTC's claims that it had violated the consent order. The FTC filed a complaint in Federal District Court in Tampa, Florida and entered a consent decree, under which Home Shopping Network paid a civil penalty of $1.1 million and was enjoined from violating the consent order. The settlement did not constitute an admission of wrongdoing by Home Shopping Network.

ASCAP LITIGATION

         Networks, along with almost every other satellite-delivered network, is involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music from members of the American Society of Composers, Authors and Publishers and by Broadcast Music, Inc. The payments to be made to the American Society will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court in the Southern District of New York. In the initial phase of this proceeding, it was determined that Networks must pay the American Society a specified interim fee, calculated as a percentage of the gross revenues of each of USA Network and Sci-Fi Channel. This fee level is subject to upward or downward adjustment in future rate court proceedings, or as the result of future negotiations, for all payments subsequent to January 1, 1986 with respect to USA Network and for all payments subsequent to launch with respect to Sci-Fi Channel. All American Society claims prior to these times have been settled and are final. As to Broadcast Music, Networks has agreed with Broadcast Music with respect to certain interim fees to be paid by both USA Network and Sci-Fi Channel. Subsequent to July 1, 1992 and subsequent to launch of Sci-Fi Channel, respectively, these interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to Broadcast Music's own federal "rate court." USANi LLC cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result of them.

HOME SHOPPING NETWORK CONSUMER CLASS ACTION

         On November 15, 1999, Home Shopping Network was named as a defendant in a consumer class action lawsuit entitled BRUCE TOMKINS, HENRIETTA BUCK AND JODI HABEL HILL ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED INDIVIDUALS
V. PROTEVA, INC., HOME SHOPPING NETWORK, INC. D/B/A HOME SHOPPING NETWORK AND THE HOME SHOPPING NETWORK,

JOHN ROBERTS, VIVIAN ROBERTS MCKINLEY, KN CHAN, WILLIAM LYNCH AND BRIAN JORDAN, filed in the Chancery Division of the Circuit Court of Cook County, Illinois, Case No. 99 CH 12013. The action is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from one of the defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) a defendant refused or failed to honor the rebate offer which was offered as part of the sale, or (c) a defendant refused or failed to provide customer service as purportedly advertised. In the complaint, the plaintiffs assert causes of action for consumer fraud, breach of implied warranty of merchantability and unjust enrichment and seek compensatory and punitive damages along with interest, costs and attorneys' fees. Home Shopping Network has filed an answer to the complaint and intends to vigorously defend this action.

MARKETINGWORKS LITIGATION

         On October 14, 1999, Marketingworks, Inc., a home video distribution company, filed a complaint against Universal Studios Home Video and Studios USA Television Distribution LLC ("Universal/USA") in Los Angeles Superior Court, alleging contract and tort claims in connection with a home video series consisting of out-takes from THE JERRY SPRINGER SHOW. Marketingworks contends that in January 1997, it disclosed confidential marketing plans to Universal Television, which were subsequently appropriated for use in the "out-take" home video series. In January 2000, Universal/USA removed the case to Federal Court as the claims may be preempted by copyright and Marketingworks has sought federal remedies under the Lanham Act. Universal/USA also filed a motion to dismiss those claims that are within the scope of copyright preemption. Marketingworks has filed a motion to have the matter remanded back to state court. Both motions are expected to be heard in March 2000. Although discovery is only commencing, based on information provided by outside counsel to Universal/USA to date, USANi LLC believes it is unlikely that this claim could present any material liability to the Company.

FIRST JEWELLERY LITIGATION

         On November 10, 1999, First Jewellery Company of Canada, Inc. and its affiliate A&A Jewelers, Inc. filed a complaint against Internet Shopping Network and USAi in U.S. District Court for the Southern District of New York, claiming that Internet Shopping Network's use of the "First Jewelry" name and URL infringes on plaintiffs' claimed "First Jewellery" and "1st Jewellery" trademarks. Plaintiffs also filed a domain name challenge with Network Solutions, Inc. On December 14, 1999, a hearing was held on plaintiffs' preliminary injunction motion. On January 31, 2000 and February 17, 2000, the judge issued two orders granting the preliminary injunction motion, ordering Internet Shopping Network to cease using the name "First Jewelry" in connection with Internet Shopping Network's jewelry business commencing on April 17, 2000, unless used to announce a name change, and ordering Internet Shopping Network until such name change to prominently display next to the "First Jewelry" logo on the First Jewelry home page a statement disclaiming any affiliation with plaintiffs, but permitting Internet Shopping Network throughout the pendency of the litigation to use the WWW.FIRSTJEWELRY.COM URL provided the web page at such URL is only used to announce the new name and provide consumers a link to a new URL under which the web site operates with its new name.

OTHER

         USANi LLC is engaged in various other lawsuits either as plaintiffs or defendants. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on USANi LLC.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The USANi LLC shares are not quoted on any stock exchange and are not traded. The USANi LLC shares are exchangeable for shares of USAi's common stock and Class B common stock on a one-for-one basis. All outstanding shares are held by USAi, Holdco, Universal and Liberty.

         On January 20, 2000, the Board of Directors declared a two-for-one share split of the USANi LLC shares, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The 100% dividend was paid on February 24, 2000.

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected historical financial data of USANi LLC or its predecessor company, where indicated, for each of the years in the five-year period ended December 31, 1999. This data was derived from USANi LLC's or its predecessor company's audited consolidated financial statements and reflects the operations and financial position of USANi LLC or its predecessor company at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to USANi LLC included herein.

         EBITDA is defined as net income plus: (1) provision for income taxes,
(2) interest expense, (3) depreciation and amortization, including amortization of cable distribution fees, and (4) minority interest. EBITDA is presented because we believe it is a widely accepted indicator of our ability to service debt as well as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA should not be considered in isolation or as a substitute for measures of financial performance or liquidity prepared in accordance with generally accepted accounting principles. EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.


                                         (PREDECESSOR COMPANY)                                USANi LLC
                               ------------------------------------------           ---------------------------
                                                    YEARS ENDED DECEMBER 31,
                               1995 (1)          1996(1)          1997(1)           1998 (1)(2)         1999(3)
                               --------          -------          -------           -----------         -------
---------------------------------------------------------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
 STATEMENTS OF
OPERATIONS DATA:
---------------------------------------------------------------------------------------------------------------------
 Net revenues..........             $919,796      $1,014,705         $1,037,060          $2,205,510       $2,541,897
---------------------------------------------------------------------------------------------------------------------
 Operating profit (loss)            (80,280)          41,186             61,142             231,730          343,595
---------------------------------------------------------------------------------------------------------------------
 Net earnings (loss)...             (61,883)          20,620             16,255             125,535          394,988
---------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET DATA (END OF PERIOD):
---------------------------------------------------------------------------------------------------------------------
 Working capital                      $7,571          $3,398            $41,321            $318,590         $303,750
(deficit)..............
---------------------------------------------------------------------------------------------------------------------
 Total assets..........              436,295       1,636,380          1,653,875           7,002,685        7,472,926
---------------------------------------------------------------------------------------------------------------------
 Long-term obligations,              135,810               -                 --             732,307          527,339
net of current maturities
---------------------------------------------------------------------------------------------------------------------
 Members' equity.......              125,061       1,390,975          1,408,362           5,115,405        5,841,679
---------------------------------------------------------------------------------------------------------------------
 Other Data:
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in):




---------------------------------------------------------------------------------------------------------------------
 Operating activities..            $(74,474)         $23,123            $40,237            $278,274         $427,698
---------------------------------------------------------------------------------------------------------------------
 Investing activities..              (8,406)        (10,733)           (49,971)         (1,400,559)         (16,774)
---------------------------------------------------------------------------------------------------------------------
 Financing activities..               74,396        (21,280)             16,302           1,334,166        (398,353)
---------------------------------------------------------------------------------------------------------------------
 EBITDA................             (41,426)          74,669            126,294             406,356          545,814
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------

-----------

     (1) The consolidated statement of operations data for the years ended December 31, 1995 and 1996 represents the consolidated results of the predecessor to Holdco, which was the predecessor to USANi LLC, on a historical basis. On December 20, 1996, Holdco was merged into a subsidiary of USAi. The transaction was accounted for by USAi using the purchase method of accounting. The assets and liabilities of Holdco were adjusted as of December 31, 1996 to reflect their respective fair values and the excess of the purchase price, including expenses, over the fair value of identifiable net assets, was assigned to goodwill. For the period December 20 to December 31, 1996, Holdco's results of operations include net revenues of $30.6 million and net earnings of $0.3 million. Prior to the Universal transaction, the assets of Holdco consisted principally of the retail sales programs, Home Shopping Network and America' Store. The contributions of assets by USAi and Holdco to USANi LLC was accounted for as a merger of entities under common control, similar to the pooling of interests method of accounting for business combinations. Accordingly, the inception date of USANi LLC for accounting purposes is considered December 31, 1996, which is the date the assets and liabilities were deemed to be transferred to USANi LLC at USAi's historical cost. The consolidated statement of operations data for 1997 represents the consolidated results of Holdco. The consolidated statement of operations data for 1998 includes the consolidated results of Holdco for the period January 1 to February 12, 1998.

         USANi LLC is not subject to federal and state income tax since its formation on February 12, 1998. Net earnings (loss) for USANi LLC's predecessor, Holdco, for the years ended December 31, 1995, 1996 and 1997 and the period January 1 to February 12, 1998 include income tax expense (benefit) of ($33.3) million, $12.6 million, $30.3 million and $1.9 million, respectively.

         Given that equity interests in limited liability companies are not in the form of common stock and the change in capitalization from the predecessor companies, earnings per share data is not presented for USANi LLC.

(2) The consolidated statement of operations data include the operations of Networks and Studios USA since their acquisition by USAi from Universal on February 12, 1998.

(3) Net earnings for the year ended December 31, 1999 includes a pre-tax gain of $89.7 million related to the sale of securities.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         USANi LLC, a Delaware limited liability company (the "Company" or "LLC"), is a subsidiary of Home Shopping Network, Inc. ("Holdco"), which is a subsidiary of USA Networks, Inc. ("USAi"). The Company is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

         On February 12, 1998, USAi acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction"). The Universal Transaction caused a significant increase in net revenues and operating costs and expenses. To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with pro forma results of operations data. The pro forma information is presented as if the Universal Transaction had occurred at the beginning of the respective periods presented. The pro forma information is not necessarily indicative of the net revenues, operating costs and expenses or operating profit which would have actually been reported had the Universal Transaction occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

NET REVENUES

         For the year ended December 31, 1999, net revenues increased $336.4 million, or 15.3%, to $2.54 billion from $2.21 billion compared to 1998 primarily due to increases of $220.2 million and $120.4 million from the Networks and television production and the Electronic retailing businesses, respectively. On a pro forma basis, net revenues increased $179.0 million, or 7.6%, to $2.54 billion from $2.36 billion compared to 1998 primarily due to increases of $120.4 million and $62.8 million from the Electronic retailing and the Networks and television production businesses, respectively.

         The increase in Networks and television production revenues primarily resulted from an increase in advertising revenues due to higher ratings at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci-Fi Channel due to an increase in subscribers and higher ratings. The Networks increase was offset by lower revenues at Studios USA due to fewer deliveries of network product, fewer pilots produced and significantly increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and Sci-Fi Channel. The increase in Electronic retailing revenues primarily resulted from HSN's core business, which generated increased sales of $115.0 million, including sales increases of $93.9 million from Home Shopping Network and America's Store and $25.3 million from continuity services. Furthermore, sales on Home Shopping en Espanol increased by $5.4 million. Total units shipped increased by 10.8% to 32.0 million units compared to 28.9 million units in 1998. The increase in net revenues also reflected a decrease in the return rate to 20.3% from 21.0% in 1998.

OPERATING COSTS AND EXPENSES

                 For the year ended December 31, 1999, total operating costs and expenses increased $224.5 million, or 11.4%, to $2.20 billion from $1.97 billion compared to 1998, primarily due to increased costs of $89.1 million, $77.1 million and $26.8 million from the Electronic retailing, Networks and television production and Internet services businesses, respectively. On a pro forma basis, total operating costs and expenses increased $94.7 million, or 4.5%, to $2.20 billion from $2.10 billion compared to 1998, primarily due to increased costs of $89.1 million and $26.8 million from the Electronic retailing and Internet services businesses, respectively, and a decrease of $39.4 million from the Networks and television production business.

                 The increase in costs and expenses of Electronic retailing resulted primarily from higher sales volume and higher merchandising personnel costs. Also contributing to the increase in costs were international sales and costs associated with developing the Company's Short Shopping concept. Networks and television production costs and expenses increased due to the full year impact in 1999 of the Universal transaction, although the increase was offset by a decrease which resulted primarily from lower overhead and marketing costs, lower television production and increased usage of internally developed product. The increase in costs and expenses of Internet services resulted primarily from increased costs to maintain and enhance the Internet Services; the costs incurred to develop and launch FIRSTJEWELRY.COM in October 1999 and increased costs of shipping product as First Auction expanded its product mix.

         Goodwill amortization increased by $16.4 million due to the full year impact in 1999 of the Universal transaction.

OTHER INCOME (EXPENSE), NET

         For the year ended December 31, 1999, net interest expense decreased by $47.1 million, compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt in the fourth quarter of 1998 and in 1999 from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty"). In addition, lower interest rates resulted in decreased interest expense.

         In the year ended December 31, 1999, the Company realized gains of $89.7 million related to the sale of securities and $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

INCOME TAXES

         As a limited liability company, the Company is not subject to federal or state income taxes, but rather the LLC partners are responsible for taxes related to the earnings attributable to each partner. The Company is subject to unincorporated business tax in New York City.

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

         The Universal transaction resulted in significant increases in net revenues, operating costs and expenses, other income (expense), minority interest and income taxes. However, no significant discussion of these fluctuations is presented.

NET REVENUES

         For the year ended December 31, 1998, net revenues increased $1.17 billion, or 53.0%, to $2.21 billion from $1.04 billion compared to 1997 primarily due to increases of $1.09 billion and $74.4 million from the Networks and television production and Electronic retailing businesses, respectively. On a pro forma basis, net revenues increased $218.2 million, or 9.2%, to $2.36 billion from $2.14 billion compared to 1997 primarily due to increases of $135.4 million and $74.4 million from the Networks and television production and Electronic retailing businesses, respectively.

OPERATING COSTS AND EXPENSES

                 For the year ended December 31, 1998, total operating costs and expenses increased $888.4 million, or 49.4%, to $1.80 billion from $910.8 million compared to 1997, primarily due to increased costs of $796.3 million, $52.8 million and $16.2 million from the Networks and television production, Electronic retailing and Internet services businesses, respectively. On a pro forma basis, total operating costs and expenses increased $135.2 million, or 7.1%, to $1.92 billion from $1.78 billion compared to 1997, primarily due to increased costs of $52.8 million, $43.1 million and $16.2 million from the Electronic retailing, Networks and television production and Internet services businesses, respectively.

OTHER INCOME (EXPENSE), NET

         For the year ended December 31, 1998, net interest expense increased by $79.9 million, compared to 1997 primarily due to interest incurred to finance the Universal transaction, interest on the Notes and non-cash interest expense on long-term program liabilities at the Networks and Television Production business.

         In the year ended December 31, 1998, the Company recognized equity losses of $10.4 million equity losses as a result of the Universal transaction.

INCOME TAXES

         As a limited liability company, the Company was not subject to federal or state income taxes in 1998, but rather the LLC partners are responsible for taxes related to the earnings attributable to each partner. The Company is subject to unincorporated business tax in New York City. In 1997, the Company's effective tax rate of 65.1%was higher than the federal statutory rate primarily due to non-deductible goodwill and other acquired intangible assets from the Home Shopping merger and state income taxes.

               FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         The operating results and capital resources and liquidity requirements of USAi, Home Shopping Network, Inc. ("Holdco") and USANi LLC are dependent on each other. The investment agreement, among Universal Studios, Inc. ("Universal"), Liberty Media Corporation, a subsidiary of AT&T Corporation, ("Liberty"), USAi and Holdco requires that no less frequently than monthly, (1) all cash generated by entities not owned by USANi LLC be transferred to USANi LLC and (2) any cash needs by entities not owned by USANi LLC be funded by USANi LLC. In addition, USAi and USANi LLC are jointly and severally obligated under the $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

         Net cash provided by operating activities was $427.7 million for the year ended December 31, 1999 compared to $278.3 million for the year ended December 31, 1998. These cash proceeds were used to pay for capital expenditures of $70.7 million, to make principal payments on long-term obligations of $253.2 million, to make mandatory tax distribution payments to LLC partners of $52.8 million, including $23.9 million to USAi, and to provide funding to USAi. USANi LLC generated cash proceeds of $107.2 million from the sale of securities in a publicly traded entity during the year ended December 31, 1999.

         Under the investment agreement, transfers of cash between USAi and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USAi into USANi LLC. During the year ended December 31, 1999, net transfers from USANi LLC to USAi totaling approximately $429.1 million, including $384.7 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction, $50.9 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively.

         On February 12, 1998, USAi and USANi LLC, as borrower, entered into the credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below. The revolving credit facility expires on December 31, 2002.

         In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand. On November 23, 1998, USAi and USANi LLC completed an offering of the Notes. Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term

Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand.

         The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of December 31, 1999, there was $598.7 million available for borrowing after taking into account outstanding letters of credit.

         Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In July 1999, Universal and Liberty exercised their preemptive rights, resulting in total cash proceeds to the company of $362.6 million. Universal purchased 14.8 million of USANi LLC shares and Liberty purchased 7.2 million shares of USAi common stock. USAi invested the amounts received from Liberty in exchange for 7.2 million Class A LLC shares.

         As part of the Universal transaction, USAi entered into a joint venture agreement relating to the development of international general entertainment television channels, including international versions of USA Network, Sci-Fi Channel and Universal's action/adventure channel, 13TH STREET. USAi has elected to have Universal buy out its 50% interest in the venture. Accordingly, during 1999 USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

         USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of the Internet business future capital expenditures are projected to be higher than current amounts.

         On March 1, 1999, the Company made a mandatory tax distribution payment to the LLC partners in the amount of $52.8 million, including $23.9 million to USAi. Under the terms of the investment agreement, USAi loaned that amount back to USANi LLC. On February 29, 2000, the Company made a mandatory tax distribution payment to the LLC partners in the amount of $118.1 million, including $50.1 million to USAi.

         In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet the Company's foreseeable needs.

OTHER MATTERS

         The widespread use of computer programs that rely on two-digit dates to perform computation and decision-making functions may cause computer systems, including systems and software used by our company and our websites, to malfunction in the Year 2000, and may lead to significant business delays and disruptions in our business and operations in the United States and internationally. We have completed our plan to minimize the impact of this Year 2000 problem on our operations. The dollar cost of our Year 2000 compliance was approximately $9 million, substantially all of which has been spent through December 31, 1999. To date, we have not experienced any significant Year 2000 problems and, therefore, the risk that any Year 2000 problems will occur in the future has diminished significantly.

         In addition to our internal systems, several systems provided by third parties are required for the operation of our services, any of which may contain software code that still might prove not to be Year 2000 compliant. These systems include server software used to operate our network servers, software controlling routers, switchers and other components of our data network, disk management software used to control out data disk arrays, firewall, security, monitoring and back-up software, as well as desktop PC applications software. In most cases, we employ widely available software applications and other products from leading third-party vendors, and expect that these vendors will provide any required upgrades or modifications in a timely fashion. However, any failure of third-party suppliers to provide Year 2000 compliant versions of the products used by us could result in a temporary disruption of our services or otherwise disrupt our operations. Although to date we have not experienced any material disruptions in our operations, an undiscovered failure to achieve Year 2000 compliance by third-party systems could result in complete failure or inaccessibility of our services and could adversely affect our business, financial condition and results of operations.

                                   SEASONALITY

         USANi LLC's businesses are subject to the effects of seasonality.

         Networks and Television Production revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

         USAi believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



INTEREST RATE RISK

         The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and issuance of debt. The Company does not use derivative financial instruments in its investment portfolio. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers. To further mitigate risk, the vast majority of the securities have a maturity date within 60 days. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

         At December 31, 1999, the Company's outstanding debt approximated $531 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

         The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

         The Company has no investments in equity securities of a publicly-traded companies. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

                         REPORT OF INDEPENDENT AUDITORS

The Members of USANi LLC

         We have audited the accompanying consolidated balance sheets of USANi LLC and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANi LLC and subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP


New York, New York
February 3, 2000

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



USANi LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------------------------------
                                                                               1999                1998                 1997
                                                                               ----                ----                 ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (IN THOUSANDS)        (PREDECESSOR
                                                                                                                      COMPANY)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 NET REVENUES
------------------------------------------------------------------------------------------------------------------------------------
         Networks and television production                                    $1,305,871             $1,085,685                  $-
------------------------------------------------------------------------------------------------------------------------------------
   Electronic retailing                                                         1,204,524              1,084,139           1,008,162
------------------------------------------------------------------------------------------------------------------------------------
   Internet services                                                               24,620                 21,191              12,857
------------------------------------------------------------------------------------------------------------------------------------
   Other                                                                            6,882                 14,495              16,041
------------------------------------------------------------------------------------------------------------------------------------
   Total net revenues                                                           2,541,897              2,205,510           1,037,060
------------------------------------------------------------------------------------------------------------------------------------
   Operating costs and expenses:
------------------------------------------------------------------------------------------------------------------------------------
   Cost of sales and services                                                     760,830                682,689             614,799
------------------------------------------------------------------------------------------------------------------------------------
   Program costs                                                                  630,956                592,095                  --
------------------------------------------------------------------------------------------------------------------------------------
   Selling and marketing                                                          277,257                264,937             134,101
------------------------------------------------------------------------------------------------------------------------------------
   General and administrative                                                     237,317                172,419              80,838
------------------------------------------------------------------------------------------------------------------------------------
   Other operating costs                                                           89,723                 87,014              81,028
------------------------------------------------------------------------------------------------------------------------------------
   Amortization of cable distribution fees                                         26,680                 22,089              19,261
------------------------------------------------------------------------------------------------------------------------------------
   Depreciation and amortization                                                  175,539                152,537              45,891
------------------------------------------------------------------------------------------------------------------------------------
      Total operating costs and expenses                                        2,198,302              1,973,780             975,918
------------------------------------------------------------------------------------------------------------------------------------
   Operating profit                                                               343,595                231,730              61,142
------------------------------------------------------------------------------------------------------------------------------------
   Other income (expense):
   Interest income                                                                 37,573                 19,745               1,684
------------------------------------------------------------------------------------------------------------------------------------
   Interest expense                                                              (73,106)              (102,377)             (4,464)
------------------------------------------------------------------------------------------------------------------------------------
   Gain on sale of securities                                                      89,721                    --                   --
------------------------------------------------------------------------------------------------------------------------------------
   Miscellaneous                                                                    2,103               (19,077)            (11,799)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   56,291              (101,709)            (14,579)
------------------------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes                                                   399,886                130,021              46,563
------------------------------------------------------------------------------------------------------------------------------------
   Minority interest benefit                                                          603                    881                  --
------------------------------------------------------------------------------------------------------------------------------------
   Income tax expense                                                             (5,501)                (5,367)            (30,308)
------------------------------------------------------------------------------------------------------------------------------------
   NET EARNINGS                                                                  $394,988               $125,535             $16,255
------------------------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USANi LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1999            1998
                                                                                                   ----            ----
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                              ASSETS
------------------------------------------------------------------------------------------------------------------------------
 CURRENT ASSETS
------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents.................................................................          $247,474        $234,903
------------------------------------------------------------------------------------------------------------------------------
 Accounts and notes receivable, net of allowance of $33,317 and $20,572, respectively......           381,175         317,298
------------------------------------------------------------------------------------------------------------------------------
 Inventories, net..........................................................................           432,520         411,727
------------------------------------------------------------------------------------------------------------------------------
 Investments held for sale.................................................................                --          35,234
------------------------------------------------------------------------------------------------------------------------------
 Other current assets, net.................................................................             8,542          14,685
------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                             1,069,711       1,013,847
------------------------------------------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
------------------------------------------------------------------------------------------------------------------------------
 Computer and broadcast equipment..........................................................           123,606          79,465
------------------------------------------------------------------------------------------------------------------------------
 Buildings and leasehold improvements......................................................            59,074          55,136
------------------------------------------------------------------------------------------------------------------------------
 Furniture and other equipment.............................................................            67,246          45,616
------------------------------------------------------------------------------------------------------------------------------
 Land......................................................................................            10,246          10,242
------------------------------------------------------------------------------------------------------------------------------
 Projects in progress......................................................................            31,736          14,587
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      291,908         205,046
------------------------------------------------------------------------------------------------------------------------------
   Less accumulated depreciation and amortization                                                     (79,350)        (43,262)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      212,558         161,784
------------------------------------------------------------------------------------------------------------------------------
 OTHER ASSETS
------------------------------------------------------------------------------------------------------------------------------
 Intangible assets, net....................................................................         5,105,510       5,307,517
------------------------------------------------------------------------------------------------------------------------------
 Cable distribution fees, net ($35,181 and $39,650, respectively, to related parties)......           130,988         100,416
------------------------------------------------------------------------------------------------------------------------------
 Long-term investments.....................................................................            93,742          71,601
------------------------------------------------------------------------------------------------------------------------------
 Notes and accounts receivable, net........................................................            19,506              --
------------------------------------------------------------------------------------------------------------------------------
 Inventories, net..........................................................................           154,497         150,293
------------------------------------------------------------------------------------------------------------------------------
 Advances to USAI and Subsidiaries.........................................................           649,480         158,152
------------------------------------------------------------------------------------------------------------------------------
 Deferred charges and other, net...........................................................            36,934          39,075
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $7,472,926      $7,002,685
------------------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USANi LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1999            1998
                                                                                                          ----            ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND MEMBERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
 Current maturities of long-term obligations......................................................            $3,758         $28,223
------------------------------------------------------------------------------------------------------------------------------------
 Accounts payable, trade..........................................................................           147,864         159,288
------------------------------------------------------------------------------------------------------------------------------------
 Obligations for program rights and film costs....................................................           265,235         184,074
------------------------------------------------------------------------------------------------------------------------------------
 Cable distribution fees payable ($18,733 and $18,633, respectively, to related parties)..........            43,993          44,588
------------------------------------------------------------------------------------------------------------------------------------
 Deferred revenue.................................................................................            47,536          30,813
------------------------------------------------------------------------------------------------------------------------------------
 Other accrued liabilities........................................................................           257,575         248,271
------------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities........................................................................           765,961         695,257
------------------------------------------------------------------------------------------------------------------------------------
 LONG-TERM OBLIGATIONS
------------------------------------------------------------------------------------------------------------------------------------
(net of current maturities).......................................................................           527,339         732,307
------------------------------------------------------------------------------------------------------------------------------------
 OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
 net of current....................................................................................          256,260         409,716
------------------------------------------------------------------------------------------------------------------------------------
 OTHER LONG-TERM LIABILITIES......................................................................            81,156          49,857
------------------------------------------------------------------------------------------------------------------------------------
 MINORITY INTEREST................................................................................               531             143
------------------------------------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES....................................................................                --              --
------------------------------------------------------------------------------------------------------------------------------------
 MEMBERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
 Class A (245,601,782 and 227,557,484 shares, respectively).......................................         1,912,514       1,753,618
------------------------------------------------------------------------------------------------------------------------------------
 Class B (282,161,532 and 267,379,778 shares, respectively).......................................         2,978,635       2,736,363
------------------------------------------------------------------------------------------------------------------------------------
 Class C (45,774,708 shares)......................................................................           466,252         466,252
------------------------------------------------------------------------------------------------------------------------------------
 Retained earnings................................................................................           484,278         142,045
------------------------------------------------------------------------------------------------------------------------------------
 Accumulated other comprehensive income...........................................................                --          17,850
------------------------------------------------------------------------------------------------------------------------------------
 Unearned compensation............................................................................                --           (723)
------------------------------------------------------------------------------------------------------------------------------------
 Total members' equity............................................................................         5,841,679       5,115,405
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          $7,472,926      $7,002,685
------------------------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USANi LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY


-------------------------------------------------------------------------------------------------------------------------------
                                                                     TOTAL         MEMBERS'       RETAINED         UNEARNED
                                                                                    EQUITY        EARNINGS       COMPENSATION
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 1, 1997......................................  $1,390,975      $1,393,425          $255            $(2,705)
-------------------------------------------------------------------------------------------------------------------------------
 Net earnings for the year ended December 31, 1997...............      16,255              --        16,255                  --
-------------------------------------------------------------------------------------------------------------------------------
 Amortization of unearned compensation related to stock options
and equity participation plans...................................       1,132              --            --              1,132
-------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1997....................................  $1,408,362      $1,393,425       $16,510            $(1,573)
-------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
                                     TOTAL       CLASS A     CLASS B           CLASS C  RETAINED    ACCUMULATED OTHER    UNEARNED
                                                   LLC         LLC               LLC    EARNINGS   COMPREHENSIVE INCOME COMPENSATION
                                                 SHARES       SHARES           SHARES
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
  EFFECTIVE AT
JANUARY 1, 1998...................     $1,408,362   $1,393,425          $--         $--     $16,510         $--           $(1,573)
----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:

----------------------------------------------------------------------------------------------------------------------------------
   Net earnings for the year ended
December 31, 1998                         125,535           --           --        --      125,535          --                  --
----------------------------------------------------------------------------------------------------------------------------------
   Increase in unrealized gains in         17,850           --           --        --           --      17,850                  --
available for sale securities
----------------------------------------------------------------------------------------------------------------------------------
      Comprehensive income                143,385
----------------------------------------------------------------------------------------------------------------------------------
 Distribution of net deferred tax
assets to USAi on February 12, 1998       (46,765)     (46,765)          --        --           --          --                  --
----------------------------------------------------------------------------------------------------------------------------------
 LLC Shares issued on February 12,
1998 in connection with Universal
Transaction.......................      2,514,548      277,898    2,236,650        --           --          --                  --
----------------------------------------------------------------------------------------------------------------------------------
 Other LLC Shares issued..........      1,095,025       93,949      534,824    466,252          --          --                  --
----------------------------------------------------------------------------------------------------------------------------------
 Exchange of Class B LLC Shares for
Class A LLC Shares (See Note 9)...             --       35,111     (35,111)        --           --          --                  --
----------------------------------------------------------------------------------------------------------------------------------
 Amortization of unearned
compensation related to stock
options and equity participation
plans.............................            850            --           --        --           --         --                 850
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1998.....      5,115,405    1,753,618    2,736,363    466,252      142,045     17,850                (723)
----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:

----------------------------------------------------------------------------------------------------------------------------------
   Net earnings for the year ended
December 31, 1999                         394,988            --           --        --     394,988         --                   --
----------------------------------------------------------------------------------------------------------------------------------
   Decrease in unrealized gains in
available for sale securities             (17,850)           --           --        --          --     (17,850)                 --
----------------------------------------------------------------------------------------------------------------------------------
      Comprehensive income                377,138
----------------------------------------------------------------------------------------------------------------------------------
 Issuance of LLC shares...........        410,545      168,273      242,272         --          --          --                  --
----------------------------------------------------------------------------------------------------------------------------------
 Repurchase of LLC shares.........         (8,934)      (8,934)          --         --          --          --                  --
----------------------------------------------------------------------------------------------------------------------------------
 Mandatory tax distribution to LLC
partners..........................        (52,755)          --           --        --     (52,755)          --                  --
----------------------------------------------------------------------------------------------------------------------------------
 Cancellation of employee equity
program...........................            280        (443)           --        --          --           --                 723
----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1999.....     $5,841,679   $1,912,514   $2,978,635   $466,252     $484,278        $--                $--
----------------------------------------------------------------------------------------------------------------------------------



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

USANi LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------------------
                                                                                   1999              1998               1997
                                                                                   ----              ----               ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (IN
                                                                                                                 THOUSANDS)(PREDECES
                                                                                                                        SOR
                                                                                                                      COMPANY)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
------------------------------------------------------------------------------------------------------------------------------------
         Net earnings                                                                $394,988           $125,535             $16,255
------------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
------------------------------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                                                   175,539            152,537              45,891
------------------------------------------------------------------------------------------------------------------------------------
      Amortization of cable distribution fees                                          26,680             22,089              19,261
------------------------------------------------------------------------------------------------------------------------------------
      Amortization of program rights and film costs                                   532,900            509,397                  --
------------------------------------------------------------------------------------------------------------------------------------
      Gain on sale of securities                                                      (89,721)                --                  --
------------------------------------------------------------------------------------------------------------------------------------
      Amortization of deferred financing costs                                          5,035             5,423                 188
------------------------------------------------------------------------------------------------------------------------------------
      Deferred income taxes                                                                --                --              13,583
------------------------------------------------------------------------------------------------------------------------------------
      Equity in (earnings) losses of unconsolidated affiliates                         (1,866)           18,238              12,492
------------------------------------------------------------------------------------------------------------------------------------
      Minority interest                                                                  (603)             (881)                  --
------------------------------------------------------------------------------------------------------------------------------------
      Changes in current assets and liabilities:
------------------------------------------------------------------------------------------------------------------------------------
        Accounts receivable                                                           (33,879)         (115,955)             (5,290)
------------------------------------------------------------------------------------------------------------------------------------
        Inventories                                                                   (16,805)         (136,160)            (37,389)
------------------------------------------------------------------------------------------------------------------------------------
        Accounts payable                                                              (11,233)           75,058              14,839
------------------------------------------------------------------------------------------------------------------------------------
        Accrued liabilities and deferred revenue                                       28,738            92,932               5,992
------------------------------------------------------------------------------------------------------------------------------------
      Payment for program rights and film costs                                      (555,383)         (426,949)                  --
------------------------------------------------------------------------------------------------------------------------------------
      Increase in cable distribution fees                                             (42,887)          (11,338)            (16,959)
------------------------------------------------------------------------------------------------------------------------------------
      Other, net                                                                       16,195           (31,652)            (28,626)
------------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                     427,698           278,274              40,237
------------------------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
------------------------------------------------------------------------------------------------------------------------------------
   Acquisition of Universal Transaction, net of cash acquired                              --        (1,297,233)                  --
------------------------------------------------------------------------------------------------------------------------------------
   Acquisitions, net of cash acquired                                                  (7,500)               --                   --
------------------------------------------------------------------------------------------------------------------------------------
   Capital expenditures                                                               (70,681)          (52,085)            (27,812)
------------------------------------------------------------------------------------------------------------------------------------
   Increase in long-term investments and notes receivable                             (54,478)          (23,226)            (26,979)
------------------------------------------------------------------------------------------------------------------------------------
   Proceeds from sale of securities                                                   107,231                --                   --
------------------------------------------------------------------------------------------------------------------------------------
   Payment of merger and financing costs                                                   --           (24,105)                  --
------------------------------------------------------------------------------------------------------------------------------------
   Other, net                                                                           8,654            (3,910)              5,000
------------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                        (16,774)        (1,400,559)            (49,791)
------------------------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
------------------------------------------------------------------------------------------------------------------------------------
   Advances (to)/from USAi                                                          (493,985)          (105,105)             16,302
------------------------------------------------------------------------------------------------------------------------------------
   Borrowings                                                                              --         1,641,380                   --
------------------------------------------------------------------------------------------------------------------------------------
   Net proceeds from issuance of Senior Notes                                              --           494,350                   --
------------------------------------------------------------------------------------------------------------------------------------
   Payment of mandatory tax distribution to LLC partners                             (52,755)                --                   --
------------------------------------------------------------------------------------------------------------------------------------
   Principal payments on long-term obligations                                      (253,224)        (1,491,484)                  --
------------------------------------------------------------------------------------------------------------------------------------
   Repurchase of LLC shares                                                           (8,934)                --                   --
------------------------------------------------------------------------------------------------------------------------------------
   Proceeds from issuance of LLC shares                                              410,545            795,025                   --
------------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (398,353)         1,334,166              16,302
------------------------------------------------------------------------------------------------------------------------------------
   NET INCREASE IN CASH AND CASH EQUIVALENTS                                          12,571            211,881               6,748
------------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at beginning of period                                  234,903             23,022              16,274
------------------------------------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $247,474           $234,903             $23,022
------------------------------------------------------------------------------------------------------------------------------------


                The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-COMPANY FORMATION, BUSINESS AND BASIS OF PRESENTATION

COMPANY FORMATION

         USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Networks, Inc. ("USAi"), formerly known as HSN, Inc. At its formation, USAi and Home Shopping contributed substantially all of the operating assets and liabilities of Home Shopping to the Company in exchange for Class A LLC Shares of the Company.

         On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram") (the "Universal Transaction")nSee Note 3.

         In connection with the Universal Transaction, the Company paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, and an effective 45.8% interest in USAi through shares of common stock, par value $.01 per share, of USAi (the "USAi Common Stock") and Class B common stock, par value $.01 per share, of USAi (the "USAi Class B Common Stock"), and Class B LLC Shares exchangeable (subject to regulatory restrictions) into shares of USAi Common Stock and USAi Class B Common Stock.

         The Investment Agreement, as amended and restated as of December 18, 1997, among USAi, Home Shopping, Universal and Liberty Media Corporation ("Liberty") (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, USAi and Liberty, now a subsidiary of AT&T Corporation ("AT&T"), would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in USAi and/or the Company through the purchase of USAi Common Stock or Class C LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 30,000,000 Class C LLC Shares.

         On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

COMPANY BUSINESS

         The Company is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

         The three principal areas of business are:

         ! NETWORKS AND TELEVISION PRODUCTION, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

         ! ELECTRONIC RETAILING, which consists primarily of the Home Shopping Network and America's Store which are engaged in the electronic retailing business.

         ! INTERNET SERVICES, which represents Internet Shopping Network, the Company's on-line retailing networks business.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUES

NETWORKS AND TELEVISION PRODUCTION

         Television production revenues are recognized as completed episodes are delivered. Generally, television programs are first licensed for network exhibition and foreign syndication, and subsequently for domestic syndication, cable television and home video. Certain television programs are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video. Television production advertising revenues (i.e., sales of advertising time received by Studios USA in lieu of cash fees for the licensing of program broadcast rights to a broadcast station ("barter syndication")) are recognized upon both the commencement of the license period of the program and the sale of advertising time pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts are recognized as revenues on the commencement date of the license agreement, provided the program is available for exhibition.

         Networks advertising revenue is recognized in the period in which the advertising commercials are aired on cable networks. Provisions are recorded against advertising revenues for audience under deliveries ("makegoods"). Affiliate fees are recognized in the period during which the programming is provided.

ELECTRONIC RETAILING AND INTERNET SERVICES

         Revenues from electronic retailing and internet services primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

PROGRAM RIGHTS

         License agreements for program material are accounted for as a purchase of program rights. The asset related to the program rights acquired and the liability for the obligation incurred are recorded at their net present value when the license period begins and the program is available for its initial broadcast. The asset is amortized primarily based on the estimated number of airings. Amortization is computed generally on the straight-line basis as programs air; however, when management estimates that the first airing of a program has more value than subsequent airings, an accelerated method of amortization is used. Other costs related to programming, which include program assembly, commercial integration and other costs, are expensed as incurred. Management periodically reviews the carrying value of program rights and records write-offs, as warranted, based on changes in programming usage.

MERCHANDISE INVENTORIES, NET

         Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $29.1 million and $23.4 million at December 31, 1999 and 1998, respectively.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agencies and certificates of deposit with original maturities of less than 91 days.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

         Depreciation and amortization is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.


--------------------------------------------------------------------------------------------------------------
ASSET CATEGORY                                                        DEPRECIATION/AMORTIZATION PERIOD
--------------------------------------------------------------------------------------------------------------
 Computer and broadcast equipment............................   3 to 13 Years
--------------------------------------------------------------------------------------------------------------
 Buildings...................................................  30 to 40 Years
--------------------------------------------------------------------------------------------------------------
 Leasehold improvements......................................   4 to 20 Years
--------------------------------------------------------------------------------------------------------------
 Furniture and other equipment...............................   3 to 10 Years
--------------------------------------------------------------------------------------------------------------


         Depreciation and amortization expense on property, plant and equipment was $41.0 million and $35.0 million for the years ended December 31, 1999 and 1998.

LONG-LIVED ASSETS INCLUDING INTANGIBLES

         The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

CABLE DISTRIBUTION FEES

         Cable distribution fees relate to upfront fees paid in connection with long term cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts, with original terms from 5 to 15 years.

ADVERTISING

         Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended

December 31, 1999, 1998 and 1997 were $95.5 million, $88.8 million and $13.2 million, respectively.

STOCK-BASED COMPENSATION

         The Company is subject to Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company accounts for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

MINORITY INTEREST

         Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries.

ACCOUNTING ESTIMATES

         Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

         Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

RECLASSIFICATIONS

         Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3-BUSINESS ACQUISITIONS

UNIVERSAL TRANSACTION

         In connection with the Universal Transaction, USAi paid Universal approximately $4.1 billion in the form of a cash payment of approximately $1.6 billion, a portion of which ($300 million plus interest) was deferred until no later than June 30, 1998, and an effective 45.8% interest in USAi through shares of USAi common stock and USAi Class B Common Stock, and LLC Shares which are exchangeable (subject to regulatory restrictions) into shares of USAi Common Stock and USAi Class B Common Stock. At the closing of the Universal Transaction, USAi contributed its Home Shopping business to USANi LLC, a subsidiary of USAi.

         The Investment Agreement, as amended and restated as of December 18, 1997, among USAi, Home Shopping, Universal and Liberty (the "Investment Agreement"), relating to the Universal Transaction also contemplated that, on or prior to June 30, 1998, the Company and Liberty, a subsidiary of AT&T Corporation ("AT&T"), would complete a transaction involving a $300 million cash investment, plus an interest factor, by Liberty in the Company through the purchase of Common Stock or LLC Shares. The transaction closed on June 30, 1998 with Liberty making a cash payment of $308.5 million in exchange for 30,000,000 LLC shares.

         The following unaudited pro forma consolidated financial information for the year ended December 31, 1998 and 1997, is presented to reflect the results of the Company as if the Universal Transaction occurred at the beginning of each of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, changes in programming and film costs amortization and an increase in interest expense, and are not necessarily indicative of what the results would have been had the Universal Transaction actually occurred on the aforementioned dates.


--------------------------------------------------------------------------------------------------------------
                                                                                  1998             1997
                                                                                  ----             ----
--------------------------------------------------------------------------------------------------------------
                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
                                                                                      (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
 Net revenues.............................................................        $2,362,874       $2,144,664
--------------------------------------------------------------------------------------------------------------
 Net earnings.............................................................           143,187           65,648
--------------------------------------------------------------------------------------------------------------


NOTE 4-INTANGIBLE ASSETS

         Intangible assets represents goodwill which is amortized using the straight-line method over 40 years.

         Goodwill primarily relates to the acquisition by USAi of Home Shopping and the Universal Transaction, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $284.7 million and $150.7 million at December 31, 1999 and 1998, respectively.

NOTE 5-LONG-TERM OBLIGATIONS


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              1999          1998
                                                                                                              ----          ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
 Unsecured Senior Credit Facility with a $40,000,000 sub-limit for letters of credit,                               $--     $250,000
entered into February 12, 1998, which matures on December 31, 2002. At the Company's option, the interest rate on borrowings is tied to the London Interbank Offered Rate ("LIBOR") or the Alternate Base
Rate ("ABR"), plus an applicable margin. Interest rate at December 31, 1998 was 6.0%...................
------------------------------------------------------------------------------------------------------------------------------------
 $500,000,000 6 3'4% Senior Notes (the "Senior Notes") due November 15, 2005; interest payable May 15           497,914     496,896
and November 15 commencing May 15, 1999. Interest rate at December 31, 1999 was 6.84%..................
------------------------------------------------------------------------------------------------------------------------------------
 Other long-term obligations maturing through 2007.....................................................          33,183      13,634
------------------------------------------------------------------------------------------------------------------------------------
 Total long-term obligations...........................................................................         531,097     760,530
------------------------------------------------------------------------------------------------------------------------------------
 Less current maturities...............................................................................          (3,758)    (28,223)
------------------------------------------------------------------------------------------------------------------------------------
 Long-term obligations, net of current maturities......................................................        $527,339    $732,307
------------------------------------------------------------------------------------------------------------------------------------


         On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement which provides for a $1.6 billion credit facility. The credit facility was used to finance the Universal Transaction and to refinance USAi's then-existing $275.0 million revolving credit facility. The credit facility consists of (1) a $600.0 million revolving credit facility with a $40.0 million sub-limit for letters of credit, (2) a $750.0 million Tranche A Term Loan and,
(3) a $250.0 million Tranche B Term Loan. The Tranche A Term Loan and the Tranche B Term Loan have been permanently repaid as of December 31, 1999, as described below. The revolving credit facility expires on December 31, 2002.

         On November 23, 1998, USAi and USANi LLC completed an offering of $500.0 million 6 3'4% Senior Notes due 2005 (the "Notes"). Proceeds received from the sale of the Notes together with available cash were used to repay and permanently reduce $500.0 million of the Tranche A Term Loan. On August 5, 1998, USANi LLC permanently repaid the Tranche B Term Loan in the amount of $250.0 million from cash on hand. In 1999 the Company permanently repaid the Tranche A Term Loan in the amount of $250.0 million from cash on hand.

         The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $598.7 million was available for borrowing as of December 31, 1999 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payments of dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility.

         Aggregate contractual maturities of long-term obligations are as follows:


--------------------------------------------------------------------------------------------------------------
YEARS ENDING DECEMBER 31,                                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
 2000...............................................................................                   $3,758
--------------------------------------------------------------------------------------------------------------
 2001...............................................................................                    6,500
--------------------------------------------------------------------------------------------------------------
 2002...............................................................................                    6,315
--------------------------------------------------------------------------------------------------------------
 2003...............................................................................                    2,722
--------------------------------------------------------------------------------------------------------------
 2004...............................................................................                    2,031
--------------------------------------------------------------------------------------------------------------
 Thereafter.........................................................................                  509,771
--------------------------------------------------------------------------------------------------------------
                                                                                                     $531,097
--------------------------------------------------------------------------------------------------------------


NOTE 6-INCOME TAXES

         The Company was formed as a limited liability company on February 12, 1998 and is treated as a partnership for income tax purposes. As such, the individual LLC members are subject to federal and state taxes based on their allocated portion of income and expenses and the Company is not subject to Federal and state income taxation. However, for the period January 1, 1998 to February 11, 1998 and the year ended December 31, 1997, the Company and its predecessor were subject to Federal and state taxation.

         A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income taxes is shown as follows:


--------------------------------------------------------------------------------------------------------------
                                                                                             YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                         1997(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit) at the federal statutory rate of 35%..................                  $16,297
--------------------------------------------------------------------------------------------------------------
 Amortization of goodwill and other intangibles.....................................                   10,916
--------------------------------------------------------------------------------------------------------------
 State income taxes, net of effect of federal tax benefit...........................                    1,064
--------------------------------------------------------------------------------------------------------------
 Non-deductible portion of executive compensation...................................                       --
--------------------------------------------------------------------------------------------------------------
 Other, net.........................................................................                    2,031
--------------------------------------------------------------------------------------------------------------
 Income tax expense.................................................................                  $30,308
--------------------------------------------------------------------------------------------------------------


         The components of income tax expense are as follows:


--------------------------------------------------------------------------------------------------------------
                                                                                           YEAR ENDED
                                                                                      DECEMBER 31, 1997(IN
                                                                                           THOUSANDS)
--------------------------------------------------------------------------------------------------------------
 Current income tax expense:
--------------------------------------------------------------------------------------------------------------
         Federal                                                                                      $15,088
--------------------------------------------------------------------------------------------------------------
   State                                                                                                1,637
--------------------------------------------------------------------------------------------------------------
      Current income tax expense                                                                       16,725



--------------------------------------------------------------------------------------------------------------
 Deferred income tax expense:
--------------------------------------------------------------------------------------------------------------
   Federal                                                                                             12,955
--------------------------------------------------------------------------------------------------------------
   State                                                                                                  628
--------------------------------------------------------------------------------------------------------------
      Deferred income tax expense                                                                      13,583
--------------------------------------------------------------------------------------------------------------
      Total income tax expense                                                                        $30,308
--------------------------------------------------------------------------------------------------------------


         The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 7-COMMITMENTS AND CONTINGENCIES

         The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum payments under non-cancellable agreements are as follows:


--------------------------------------------------------------------------------------------------------------
YEARS ENDING DECEMBER 31,                                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
 2000...............................................................................                  $46,243
--------------------------------------------------------------------------------------------------------------
 2001...............................................................................                   43,948
--------------------------------------------------------------------------------------------------------------
 2002...............................................................................                   36,270
--------------------------------------------------------------------------------------------------------------
 2003...............................................................................                   18,346
--------------------------------------------------------------------------------------------------------------
 2004...............................................................................                   13,320
--------------------------------------------------------------------------------------------------------------
 Thereafter.........................................................................                   14,460
--------------------------------------------------------------------------------------------------------------
                                                                                                     $172,587
--------------------------------------------------------------------------------------------------------------


         Expenses charged to operations under these agreements were $44.1 million, $45.9 million and $20.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

NOTE 8-INVENTORIES


------------------------------------------------------------------------------------------------------------------------------------
                                                                            CURRENT      NONCURRENT       CURRENT      NONCURRENT
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 DECEMBER 31,                  DECEMBER 31,
                                                                                     1999                          1998
                                                                                     ----                          ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
 Film costs:
------------------------------------------------------------------------------------------------------------------------------------
         Released, net of amortization                                         $76,183         $47,012       $98,082         $61,283
------------------------------------------------------------------------------------------------------------------------------------
   In process and unreleased                                                    38,366           2,378           138              --
------------------------------------------------------------------------------------------------------------------------------------
 Programming costs, net of amortization................................        149,959         105,107       151,192          89,010
------------------------------------------------------------------------------------------------------------------------------------
 Sales merchandise, net................................................        168,012             --       162,315               --
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                   $432,520        $154,497      $411,727        $150,293
------------------------------------------------------------------------------------------------------------------------------------

         The Company estimates that approximately 90% of unamortized film costs at December 31, 1999 will be amortized within the next three years.

NOTE 9-MEMBERS' EQUITY

         On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

         In connection with the Universal Transaction, the Company was formed through the authorization and issuance of three classes of shares, Class A LLC Shares, Class B LLC Shares and Class C LLC Shares. In return for LLC Shares (i) USAi (and certain of its subsidiaries) contributed its assets and liabilities related to its Electronic retailing and Internet services businesses and (ii) Universal (and certain of its subsidiaries) contributed Networks and Studios USA. On June 30, 1998, and in connection with the Universal Transaction, Liberty purchased 30,000,000 Class C LLC Shares for $308.5 million. USAi, Home Shopping, Universal and Liberty (and their respective subsidiaries) are collectively referred to herein as the "Members".

         In connection with various equity transactions at USAi in 1998, Universal completed its mandatory purchase obligation in exchange for total consideration of $539.3 million in the form of $234.7 million in cash and $304.6 million applied against the deferred purchase obligations (including accrued interest).

         In 1998, Liberty exercised certain of its preemptive rights and acquired 9,394,900 shares of USAi Common Stock in exchange for $93.9 million. USAi contributed $93.9 million to the LLC in exchange for 9,394,900 Class A LLC Shares. In addition, Liberty exercised certain of its preemptive rights and acquired 15,774,708 Class C LLC Shares in exchange for $157.7 million in cash.

         On December 30, 1998, USAi acquired from Universal an entity which owned 3,411,308 Class B LLC shares in exchange for issuing to Universal 670,000 shares of USAi Class B Common Stock and 2,741,308 shares of USAi Common Stock. The transaction resulted in the Class B LLC Shares being converted into Class A LLC Shares.

         In 1999, in connection with Liberty's exercise of certain of its preemptive rights, USAi acquired 7,277,290 Class A LLC shares in exchange for $120.3 million. In addition, USAi acquired 11,244,900 Class A LLC shares in exchange for $48.0 million and sold 477,892 Class A LLC shares back to the LLC in exchange for $8.9 million.

         In 1999, Universal exercised certain of its preemptive rights and acquired 14,781,752 Class B LLC shares in exchange for $242.3 million.

         Each of the classes of the LLC Shares are identical in all material respects. The business and affairs of the Company are managed by Mr. Barry Diller and USAi in accordance with the Governance Agreement among USAi, Universal, Liberty and Mr. Diller.

         By various methods, Universal and Liberty hold the right, from time to time, to exchange Class B LLC Shares and Class C LLC Shares of the Company for either USAi Common Stock or USAi Class B Common Stock.

NOTE 10-LITIGATION

         In the ordinary course of business, the Company is engaged in various lawsuits, including certain class action lawsuits initiated in connection with the Home Shopping Merger. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 11-BENEFIT PLANS

        USAi offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees of USANi LLC who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 12-STOCK OPTION PLANS

         The following describes the stock option plans. Share numbers, prices and earnings per share reflect USAi's two-for-one stock split to holders of record at the close of business on February 10, 2000.

         USAi has outstanding options to employees or consultants of the Company under several plans (the "Plans") which provide for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Four of the Plans have options available for future grants.

         USAi also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant. A summary of changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                                        SHARES     PRICE      SHARES     PRICE    SHARES     PRICE
                                                                                   RANGE                 RANGE               RANGE
------------------------------------------------------------------------------------------------------------------------------------
                                                                               1999                 1998                1997
                                                                               ----                 ----                ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (SHARES IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
 Outstanding at beginning of period.................................      68,916      $2-37   65,872   $2-37      32,598     $1-37
------------------------------------------------------------------------------------------------------------------------------------
 Granted or issued in connection with mergers.......................       8,093     $16-28    7,338   $9-15      23,160     $5-10
------------------------------------------------------------------------------------------------------------------------------------
 Exercised..........................................................     (7,881)      $1-13  (3,074)    $2-8     (1,936)      $1-8
------------------------------------------------------------------------------------------------------------------------------------
 Cancelled..........................................................       (798)      $6-18  (1,220)   $3-13     (1,096)     $3-37
------------------------------------------------------------------------------------------------------------------------------------
 Options transferred to employees and outside directors of USAi.....         --                  --              13,146       $1-8
------------------------------------------------------------------------------------------------------------------------------------
 Outstanding at end of period.......................................      68,330      $1-37   68,916   $2-37     65,872      $1-37
------------------------------------------------------------------------------------------------------------------------------------
 Options exercisable................................................      44,697      $1-37   34,422   $2-37     21,680
------------------------------------------------------------------------------------------------------------------------------------


         The weighted average exercise prices during the year ended December 31, 1999, were $23.77, $6.05 and $11.56 for options granted, options exercised and options cancelled, respectively. The weighted average fair value of options granted during the year was $9.52.

         The weighted average exercise prices during the year ended December 31, 1998, were $12.62, $5.04 and $12.34 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $12.56.

         The weighted average exercise prices during the year ended December 31, 1997, were $9.39, $3.70 and $7.35 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $5.91.


------------------------------------------------------------------------------------------------------------------------------------
RANGE OF EXERCISE PRICE                       OUTSTANDING AT          WEIGHTED        WEIGHTED       EXERCISABLE AT      WEIGHTED
-----------------------
                                            DECEMBER 31, 1999          AVERAGE         AVERAGE        DECEMBER 31,        AVERAGE
                                            -----------------
                                                                      REMAINING       EXERCISE            1999           EXERCISE
                                                                                                          ----
                                                                     CONTRACTUAL        PRICE                              PRICE
                                                                        LIFE
------------------------------------------------------------------------------------------------------------------------------------
                                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
                                              (IN THOUSANDS)                                         (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
 $0.01 to $5.00.......................                     18,850               5.8         $4.71               19,509         $4.71



------------------------------------------------------------------------------------------------------------------------------------
 $5.01 to $10.00......................                     32,055               7.0          8.20               23,057          7.68
------------------------------------------------------------------------------------------------------------------------------------
 $10.01 to $15.00.....................                      8,362               8.6         12.51                1,994         12.50
------------------------------------------------------------------------------------------------------------------------------------
 $15.01 to $20.00.....................                      3,612               9.1         18.71                   20         19.44
------------------------------------------------------------------------------------------------------------------------------------
 $20.01 to $25.00.....................                        662               8.4         21.42                  117         21.44
------------------------------------------------------------------------------------------------------------------------------------
 $25.01 to $37.00.....................                      4,789               9.9         27.91                  --             --
------------------------------------------------------------------------------------------------------------------------------------
                                                           68,330               7.2          9.83               44,697          6.64
------------------------------------------------------------------------------------------------------------------------------------


         Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 5.0%, 5.0% and 5.5%, respectively; a dividend yield of zero; a volatility factor of .44, .56 and .71, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

         The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1999         1998         1997
                                                                                                  ----         ----         ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
 Pro forma net income (loss) (in thousands)................................................       $357,900      $89,010     $(1,137)
------------------------------------------------------------------------------------------------------------------------------------


         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 13-STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1999:

         In 1999, the Company acquired post-production equipment through a capital lease totaling $2.5 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1998:


--------------------------------------------------------------------------------------------------------------
                                                                                           (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
 ACQUISITION OF NETWORKS AND STUDIOS USA
--------------------------------------------------------------------------------------------------------------
 Acquisition price..................................................................               $4,115,531
--------------------------------------------------------------------------------------------------------------
 Less: Amount paid in cash..........................................................              (1,300,983)
--------------------------------------------------------------------------------------------------------------
 Total non-cash consideration.......................................................               $2,814,548
--------------------------------------------------------------------------------------------------------------
 Components of non-cash consideration:
--------------------------------------------------------------------------------------------------------------
 Deferred purchase price liability..................................................                 $300,000
--------------------------------------------------------------------------------------------------------------
 Issuance of USAi Common Shares and USAi Class B Shares.............................                  277,898
--------------------------------------------------------------------------------------------------------------
 Issuance of USANi LLC Shares.......................................................                2,236,650
--------------------------------------------------------------------------------------------------------------
                                                                                                   $2,814,548
--------------------------------------------------------------------------------------------------------------
                                                                                                     $304,636
 Exchange of Class B USANi LLC Shares for Deferred Purchase Price
Liability.........
--------------------------------------------------------------------------------------------------------------


         During the period ended December 31, 1998, the Company acquired computer equipment through a capital lease totaling $15.5 million.

         On December 30, 1998, the Company acquired from Universal an entity which owned 3,411,308 Class B LLC Shares in exchange for issuing to Universal 670,000 shares of USAi Class B Common Stock and 2,741,308 shares of USAi Common Stock. The transaction resulted in the Class B LLC Shares being converted into Class A LLC Shares.

         Supplemental disclosure of cash flow information:


--------------------------------------------------------------------------------------------------------------
                                                                              1999        1998        1997
                                                                              ----        ----        ----
--------------------------------------------------------------------------------------------------------------
                                                                                      YEARS ENDED
                                                                                     DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
 CASH PAID DURING THE PERIOD FOR:
--------------------------------------------------------------------------------------------------------------
 Interest...............................................................       $47,112     $68,751     $5,875
--------------------------------------------------------------------------------------------------------------
 Income tax payments....................................................         3,935          --      6,339
--------------------------------------------------------------------------------------------------------------
 Income tax refund......................................................            --          --      5,732
--------------------------------------------------------------------------------------------------------------


NOTE 14-RELATED PARTY TRANSACTIONS

         As of December 31, 1999, the Company was involved in several agreements with related parties as follows:

         The Company entered into a lease agreement with an entity owned by the Chairman of the Board and Chief Executive Officer of the Company providing for the use of an aircraft for corporate purposes. The lease has a five-year term and is terminable by either party on thirty days' notice. In the years ended December 31, 1999, 1998 and 1997, the Company paid a total of $2.1 million, $2.0 million and $2.7 million, respectively, related to the use of the aircraft.

         Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $12.5 million and $15.0 million for the years ended December 31, 1999 and 1998, respectively, of which $8.0 million and $8.5 million was capitalized to production costs, respectively.

         Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 1999 and 1998, the fee totaled $9.0 million and $1.3 million, respectively.

         In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 1999 and 1998, Universal paid the Company $1.5 million in both years.

         In the normal course of business, Home Shopping Network and Networks enter into agreements with the operators of cable television systems and operators of broadcast television stations for the carriage of Home Shopping, USA Network and Sci-Fi Channel programming. Home Shopping Network and Networks have entered into agreements with a number of cable operators that are affiliates of AT&T. The long-term contracts for Home Shopping Network provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Cash paid by Home Shopping Network to AT&T and certain of its affiliates under these contracts for cable commissions and advertising was $9.5 million, $9.5 million, and $9.6 million for the years ended 1999, 1998, and 1997, respectively. The long-term contracts for Networks provide for subscriber fee payments to Networks. For the years ended December 31, 1999 and 1998, AT&T paid $70.4 and $62.2 million respectively to Networks under these agreements.

         Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USAi which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended December 31, 1999, 1998 and 1997 was $38.1 million, $38.7 million and $41.7 million, respectively.

         Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. The first such payment was made on March 1, 1999 to USAi, Universal and Liberty covering the year ended December 31, 1998 in the amount of $52.8 million, of which $24.0 million was paid by USAi.

NOTE 15-TRANSACTIONS WITH USAI AND SUBSIDIARIES

         Advances to USAi and subsidiaries generally represent net amounts transferred from the Company to USAi and its subsidiaries to fund operations and other related items. Pursuant to the Investment Agreement, all excess cash held at USAi and subsidiaries is transferred to the Company no less frequently than monthly and the Company may transfer funds to USAi to satisfy obligations of USAi and its subsidiaries. Under the Investment Agreement, transfers of cash are evidenced by a demand note and accrue interest at the Company's borrowing rate under the credit facility.

         During the year ended December 31, 1999, net transfers from USANi LLC to USAi were approximately $429.1 million, including $372.2 million related to the USAi's acquisition of substantially all of the assets and assumption of substantially all of the liabilities of two entities which operate Hotel Reservations Network and USAi's acquisition of October Firms, Inc., in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc. (including $200 million advanced to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with a distribution agreement), $50.9 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were made to repay USAi's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USAi's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USAi's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 1999 and 1998 was approximately $7.2 million and $9.5 million, respectively.

         The Company allocates certain overhead expenses to the USAi parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 1999 and 1998 were $8.6 million and $5.9 million, respectively.

         In accordance with the Investment Agreement, certain transfers of funds between the Company and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of the Company and to equity contributions.

NOTE 16-QUARTERLY RESULTS (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                                                      QUARTER             QUARTER          QUARTER       QUARTER
                                                                       ENDED               ENDED            ENDED         ENDED
                                                                    DECEMBER 31,       SEPTEMBER 30,       JUNE 30,     MARCH 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
 Net revenues.................................................             $718,037             $594,857     $611,114       $617,889
------------------------------------------------------------------------------------------------------------------------------------
 Operating profit.............................................              117,254               68,048       76,450         81,843
------------------------------------------------------------------------------------------------------------------------------------
 Net earnings (a).............................................              112,337               96,487       58,865        127,299
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1998 (B)
------------------------------------------------------------------------------------------------------------------------------------
 Net revenues.................................................             $657,322             $548,418     $584,412       $415,358
------------------------------------------------------------------------------------------------------------------------------------
 Operating profit.............................................               83,858               50,261       66,755         30,856
------------------------------------------------------------------------------------------------------------------------------------
 Net earnings.................................................               62,744               28,828       27,705          6,258
------------------------------------------------------------------------------------------------------------------------------------


(a) In the first quarter of 1999, the Company recorded a gain of $11.5 million related to the reversal of equity losses which were previously recorded in 1998 as a result of the Universal Transaction. Furthermore, the Company recorded gains on the sale of securities of $47.3 million, $3.0 million, and $39.5 million in the first, second and third quarters of 1999, respectively.

(b) Includes the operations of Networks and Studios USA since their acquisition on February 12, 1998.

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17-INDUSTRY SEGMENTS

         For the years ended December 31, 1999 and 1998, the Company operated principally in three industry segments: Networks and television production, Electronic retailing and Internet services. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Internet services segment represents the Company's on-line retailing networks business.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                         1999             1998            1997
                                                                                         ----             ----            ----
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
 Revenue
------------------------------------------------------------------------------------------------------------------------------------
 Networks and television production..............................................        $1,305,871       $1,085,685             $--
------------------------------------------------------------------------------------------------------------------------------------
 Electronic retailing............................................................         1,204,524        1,084,139       1,008,162
------------------------------------------------------------------------------------------------------------------------------------
 Internet services...............................................................            24,620           21,191          12,857
------------------------------------------------------------------------------------------------------------------------------------
 Other...........................................................................             6,882           14,495          16,041
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $2,541,897       $2,205,510      $1,037,060
------------------------------------------------------------------------------------------------------------------------------------
 Operating profit (loss)
------------------------------------------------------------------------------------------------------------------------------------
 Networks and television production..............................................          $319,500         $190,191             $--
------------------------------------------------------------------------------------------------------------------------------------
 Electronic retailing............................................................            96,265           76,502          78,848
------------------------------------------------------------------------------------------------------------------------------------
 Internet services...............................................................          (42,392)         (17,296)         (9,851)
------------------------------------------------------------------------------------------------------------------------------------
 Corporate and other.............................................................          (29,778)         (17,667)         (7,855)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $343,595         $231,730         $61,142
------------------------------------------------------------------------------------------------------------------------------------
 Assets
------------------------------------------------------------------------------------------------------------------------------------
 Networks and television production..............................................        $5,524,436       $5,190,669             $--
------------------------------------------------------------------------------------------------------------------------------------
 Electronic retailing............................................................         1,810,401        1,777,524       1,641,048
------------------------------------------------------------------------------------------------------------------------------------
 Internet services...............................................................            27,622           12,711           6,197
------------------------------------------------------------------------------------------------------------------------------------
 Corporate and other.............................................................           110,467           21,781           6,630
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $7,472,926       $7,002,685      $1,653,875
------------------------------------------------------------------------------------------------------------------------------------
 Depreciation and amortization
------------------------------------------------------------------------------------------------------------------------------------
 Networks and television production..............................................          $113,034          $99,225             $--
------------------------------------------------------------------------------------------------------------------------------------
 Electronic retailing............................................................            83,808           72,312          62,811
------------------------------------------------------------------------------------------------------------------------------------
 Internet services...............................................................             3,167            1,436           1,903
------------------------------------------------------------------------------------------------------------------------------------
 Corporate and other.............................................................             2,210            1,653             438
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $202,219         $174,626         $65,152
------------------------------------------------------------------------------------------------------------------------------------
 Capital expenditures
------------------------------------------------------------------------------------------------------------------------------------
 Networks and television production..............................................            $6,771           $5,616             $--
------------------------------------------------------------------------------------------------------------------------------------
 Electronic retailing............................................................            47,197           42,269          25,063
------------------------------------------------------------------------------------------------------------------------------------
 Internet services...............................................................            13,618            2,968           2,125
------------------------------------------------------------------------------------------------------------------------------------
 Corporate and other.............................................................             3,095            1,232             624
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            $70,681          $52,085         $27,812
------------------------------------------------------------------------------------------------------------------------------------


NOTE 18-FINANCIAL INSTRUMENTS

         The additional disclosure below of the estimated fair value of financial instruments was made in accordance with the requirements of Statements of Financial Accounting Standards No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies when available. The carrying value of all current assets and current liabilities approximates fair value due to their short-term nature.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                 CARRYING       FAIR        CARRYING        FAIR
                                                                                  AMOUNT        VALUE        AMOUNT        VALUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   DECEMBER 31, 1999          DECEMBER 31, 1998
                                                                                   -----------------          -----------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents..................................................       $247,474      $247,474      $234,903     $234,903



------------------------------------------------------------------------------------------------------------------------------------
 Long-term investments......................................................         93,742        93,742        71,601       71,601
------------------------------------------------------------------------------------------------------------------------------------
 Long-term obligations......................................................        531,097       531,097       760,530      760,530
------------------------------------------------------------------------------------------------------------------------------------


NOTE 19-PROGRAM RIGHTS AND FILM COSTS

         As of December 31, 1999, the liability for program rights, representing future payments to be made under program contract agreements amounted to $468.4 million. Annual payments required are $219.5 million in 2000, $118.9 million in 2001, $77.9 million in 2002, $30.5 million in 2003, $15.1 million in 2004 and
$6.5 million in 2005 and thereafter. Amounts representing interest are $50.0 million and the present value of future payments is $418.4 million.

         As of December 31, 1999, the liability for film costs amounted to $103.1 million. Annual payments are $72.6 million in 2000 and $30.5 million in 2001.

         Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 1999, the unrecorded commitments amounted to $748.8 million. Annual commitments are $138.6 million in 2000, $141.4 million in 2001, $124.7 million in 2002, $121.6 million in 2003, $99.6 million in 2004 and $122.9 million in 2005 and thereafter.

NOTE 20-NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

         On November 23, 1998, USAi and the Company completed an offering of $500.0 million 6 3'4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3'4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including Holdco, a non-wholly owned, direct subsidiary of USAi, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USAi or the Company, as the case may be.

         Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USAi's and the Company's management has determined that the information contained in such documents would not be material to investors. USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

NOTE 21-SUBSEQUENT EVENTS (UNAUDITED)

         On January 12, 2000, USAi announced that it reached a definitive agreement to acquire Precision Response Corp. ("PRC") in a stock-for-stock transaction, whereby each share of PRC will be exchanged for 1.08 USAi shares. The transaction is expected to close in April 2000. Upon closing of the transaction, USAi is expected to contribute the business of PRC to the LLC in exchange for Class A LLC shares equaling the amount of USAi common stock issued to the shareholders of PRC.

         On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USANi LLC will also invest $40 million in cash, contribute
$10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USANi LLC will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. The transaction is expected to close in the second quarter of 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table presents the name, age and position of individuals who serve as directors and executive officers of USANi LLC. All biographical information is as of March 1, 2000. Except as otherwise indicated, each individual who serves as a director or executive officer of USANi LLC also serves in the same capacity at USAi. Each director will hold office until the next annual meeting of stockholders or until his successor has been elected and qualified or until his earlier death, resignation or removal. Officers of USANi LLC are appointed by the Board of Directors of USANi LLC and serve at the discretion of the Board.


        NAME                                          AGE       POSITION
        Barry Diller.............                     58        Director, Chairman of the Board and Chief Executive
                                                                Officer
        Barry Baker..............                     47        Director, President and Chief Operating Officer
        Michael P. Durney........                     37        Vice President and Controller
        Victor A. Kaufman........                     56        Director and Vice Chairman
        Thomas J. Kuhn...........                     37        Senior Vice President, General Counsel and Secretary
        Michael Sileck...........                     40        Senior Vice President and Chief Financial Officer
        Paul G. Allen............                     47        Director
        Robert R. Bennett(1).....                     41        Director
        Edgar J. Bronfman, Jr....                     44        Director
        Anne M. Busquet..........                     50        Director
        Donald R. Keough.........                     73        Director
        John C. Malone(1)........                     58        Director
        Robert W. Matschullat....                     52        Director
        Samuel Minzberg..........                     50        Director
        Brian C. Mulligan........                     40        Director
        William D. Savoy.........                     35        Director
        Gen. H. Norman Schwarzkopf                    64        Director
        Diane Von Furstenberg....                     52        Director


(1)      Director of USANi LLC only.

         PAUL G. ALLEN has been a director of USAi and USANi LLC since July 1997 and February 1998, respectively. Mr. Allen has been a private investor for more than five years, with interests in a wide variety of companies, many of which focus on multimedia digital communications. These companies include Interval Research Corporation, of which Mr. Allen is the controlling shareholder and a director, Vulcan Ventures Inc., of which Mr. Allen is the President, Chief Executive Officer and Chairman of the Board, Vulcan Northwest Inc., of which Mr. Allen is Chairman of the Board, Charter Communications, Inc., of which Mr. Allen is Chairman of the Board, and Vulcan Programming, Inc. In addition, Mr. Allen is the Chairman of the Board of Trail Blazers, Inc. of the National Basketball Association and is the owner and Chairman of the Board of the Seattle Seahawks of the National Football League. Mr. Allen currently serves as a director of Microsoft Corporation and Charter Communications, Inc., and also serves as a director of various private corporations.

         BARRY BAKER has been a director and the President and Chief Operating Officer of USAi and USANi LLC since February 1999. Mr. Baker was Executive Vice President of Sinclair Broadcast Group, Inc. and served as Chief Executive Officer designate and as a director of Sinclair Communications, Inc. from June 1996 through February 1999. From 1989 through May 1996, Mr. Baker, who was the founder of River City Broadcasting, L.P., served as Chief Executive Officer of River City Broadcasting, L.P., which was acquired by Sinclair Broadcasting. Mr. Baker serves as a director of Ticketmaster-Online CitySearch, Inc., Hotel Reservations Network, Inc., iBEAM Broadcasting Corporation and Production Resource Group, Inc.

         ROBERT R. BENNETT has been a director of USANi LLC since February 1998. Mr. Bennett has also served as the President and Chief Executive Officer and as a director of Liberty since April 1997. Mr. Bennett served as Executive Vice President of Tele-Communications, Inc. ("TCI") from April 1997 until the acquisition of TCI by AT&T Corp. in March 1999. Mr. Bennett served as the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Liberty from June 1995 through March 1997, and as its Senior Vice President from September 1991 to June 1995. Mr. Bennett also served as acting Chief Financial Officer of Liberty Digital, Inc. from June 1997 to July 1997. Mr. Bennett is a director of TV Guide, Inc. and Teligent, Inc. and Chairman of the Board of Liberty Digital, Inc.

         EDGAR BRONFMAN, JR. has been a director of USAi and USANi LLC since February 1998. He has been President and Chief Executive Officer of Seagram since June 1994. Previously, he was President and Chief Operating Officer of Seagram. Mr. Bronfman is a director of Seagram and a member of the Boards of New York University Medical Center, The Wharton School of the University of Pennsylvania, and the Board of Governors of The Joseph H. Lauder Institute of Management & International Studies at the University of Pennsylvania.

         ANNE M. BUSQUET has been a director of USAi and USANi LLC since March 1999. She has been the President of American Express Relationship Services since October 1995. Previously, she had been the Executive Vice President of American Express' Consumer Card Group since November 1993. She is a member of the Board of Trustees for Teach of America, Rheedlen Centers for Children and Families and the Cornell University Trustees Council. She also serves on the Board of Directors for Epsilon and Globeset, Inc.

         BARRY DILLER has been a director and the Chairman and Chief Executive Officer of USAi (or its predecessors) and USANi LLC since August 1995 and February 1998, respectively. He was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for 10 years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is a director and member of the Executive Committee of Seagram, and serves as a director of Ticketmaster Online-CitySearch, Inc. He also serves on the Board of the Museum of Television and Radio, the New York Public Library, Conservation International and 13/WNET. In addition, Mr. Diller is a member of the Board of Councilors for the University of Southern California's School of Cinema-Television, the New York University Board of Trustees, the Tisch School of the Arts Dean's Council, the Executive Board for the Medical Sciences of University of California, Los Angeles and the Board of the Children's Advocacy Center of Manhattan.

         MICHAEL P. DURNEY has been Vice President and Controller of USAi and USANi LLC since March 1998. Prior to joining USAi, from 1996 to 1998, he was the Chief Financial Officer of Newport Media, Inc., and from 1994 to 1996, he was Executive Vice President of Finance of Hallmark Entertainment, Inc. From 1989 to 1994, he was Vice President, Controller of Univision Television Group, Inc.

         VICTOR A. KAUFMAN has been a director of USAi and USANi LLC since December 1996 and February 1998, respectively. Mr. Kaufman has also been Vice Chairman of USAi since October 1999. Previously, Mr. Kaufman served in the Office of the Chairman for USAi since January 1997 and as Chief Financial Officer of USAi since November 1, 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Savoy since March 1992 and as a director of Savoy since February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star's successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star. Mr. Kaufman also serves as a director of Ticketmaster-Online CitySearch, Inc. and Hotel Reservations Network, Inc.

         DONALD R. KEOUGH has been a director of USAi and USANi LLC since September 1998. He is Chairman of the Board of Allen & Company Incorporated, a New York investment banking firm. He was elected to that position in April 1993. Mr. Keough retired as President, Chief Operating Officer and a director of The Coca-Cola Company in April 1993. Mr. Keough serves as a director on the boards of H.J. Heinz Company, The Washington Post Company, McDonald's Corporation and YankeeNets, LLC, and is Chairman of Excalibur Corporation. He is immediate past chairman of the board of trustees of the University of Notre Dame and a trustee of several other educational institutions. He also serves on the boards of a number of national charitable and civic organizations.

         THOMAS J. KUHN has been Senior Vice President, General Counsel and Secretary of USAi and USANi LLC since February 1998. Prior to joining USAi, from 1996 to 1998, he was a partner in the New York City law firm of Howard, Smith

& Levin LLP. From 1989 until 1996, Mr. Kuhn was associated with the law firm of Wachtell, Lipton, Rosen & Katz in New York City.

         JOHN C. MALONE has been a director of USANi LLC since September 1998. Dr. Malone has served as Chairman of the Board and a director of Liberty since 1990. Dr. Malone served as Chairman of the Board of TCI from November 1996 until the acquisition of TCI by AT&T Corp. in March 1999, as Chief Executive Officer of TCI from January 1994 to March 1999, and as President of TCI from January 1994 to March 1997. Dr. Malone is also a director of AT&T, The Bank of New York, TCI Satellite Entertainment, Inc., Excite@Home Corporation, UnitedGlobalCom, Inc. and Cendant Corpration.

         ROBERT W. MATSCHULLAT has been a director of USAi and USANi LLC since February 1998. He has been Vice Chairman of Seagram since October 1995 and also served as Chief Financial Officer of Seagram from October 1995 to December 1999. Prior to joining Seagram, Mr. Matschullat was Managing Director and Head of Worldwide Investment Banking for Morgan Stanley & Co., Inc. and a director of Morgan Stanley Group, Inc., investment bankers. Mr. Matschullat is a director of Seagram and the Clorox Corporation.

         SAMUEL MINZBERG has been a director of USAi and USANi LLC since February 1998. He has been President and Chief Executive Officer of Claridge Inc., a management company, since January 1, 1998. Previously, he was Chairman of and a partner in the Montreal office of Goodman, Phillips and Vineberg, attorneys at law, of which he is currently of counsel. Mr. Minzberg is a director of Seagram and Koor Industries, Ltd.

         BRIAN C. MULLIGAN has been a director of USAi and USANi LLC since December 1999. He has been Executive Vice President and Chief Financial Officer of Seagram since January 2000. Prior to that time, Mr. Mulligan served as co-Chairman of Universal Pictures from June 1999 to December 1999, as Executive Vice President, Finance and Operations, of Universal Studios, Inc. from November 1998 through May 1999, as Senior Vice President, Corporate Development and Strategic Planning, of Universal Studios from December 1997 to November 1998, as Vice President, Corporate Development, of Universal Studios from June 1995 through November 1997, and as Vice President, Corporate Finance, of Universal Studios, from December 1994 to May 1995. Mr. Mulligan served as a director of Loews Cineplex Entertainment Corporation from June 1998 to November 1999.

         WILLIAM D. SAVOY has been a director of USAi and USANi LLC since July 1997 and February 1998, respectively. Currently, Mr. Savoy serves as President of Vulcan Northwest Inc., managing the personal finances of Paul Allen, and Vice President of Vulcan Ventures Inc., a venture capital fund wholly owned by Paul Allen. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc. and became its President in 1988. Mr. Savoy serves on the Advisory Board of DreamWorks SKG and also serves as director of Charter Communications, Inc., drugstore.com, Go2Net, Inc., Harbinger Corporation, High Speed Access Corporation, Metricom, Inc., Telescan, Inc., Ticketmaster Online-CitySearch, Inc. and Value America.

         GEN. H. NORMAN SCHWARZKOPF has been a director of USAi and USANi LLC since December 1996 and February 1998, respectively. He previously had served as a director of Home Shopping Network since May 1996. Since his retirement from the military in August 1991, Gen. Schwarzkopf has been an author, a lecturer and a participant in several television specials and works with NBC as a consultant. From August 1990 to August 1991, he served as Commander-in-Chief, United States Central Command and Commander of Operations, Desert Shield and Desert Storm. General Schwarzkopf had 35 years of service with the military. He is also on the Nature Conservancy's President's Conservation Council, Chairman of the Starbright Capital Campaign, co-founder of the Boggy Creek Gang, a member of the University of Richmond Board of Trustees, and serves on the Boards of Directors of Remington Arms Company and Cap CURE, Association for the Cure of Cancer of the Prostate.

         MICHAEL SILECK has been Senior Vice President and Chief Financial Officer of USAi and USANi LLC since October 1999. Prior to that time, he served as Chief Financial Officer of USA Networks, a division of USAi, from September 1999 to October 1999. Before joining USA Networks, Mr. Sileck served as Vice President of Finance of Sinclair Broadcast Group from June 1996 to August 1999. Prior to that time, Mr. Sileck served as Director of Finance at River City Broadcasting from July 1990 to June 1996. Mr. Sileck serves as a director of Hotel Reservations Network, Inc.

         DIANE VON FURSTENBERG has been a director of USAi and USANi LLC since March 1999. She is the founder of Diane Von Furstenberg Studio L.P. and has served as its Chairman since August 1995. Previously, she was the Chairman of Diane Von Furstenberg Studio, which she also founded.

BOARD COMMITTEES

EXECUTIVE COMMITTEE

         The Executive Committee of the Board of Directors of USANi LLC, consisting of Messrs. Baker, Bronfman, Diller and Kaufman, has all the power and authority of the Board of Directors of USANi LLC, except those powers specifically reserved to the Board by Delaware law or USANi LLC's respective organizational documents.

AUDIT COMMITTEE

         The Audit Committee of the Board of Directors of USANi LLC, currently consisting of Messrs. Keough and Savoy and Gen. Schwarzkopf, is authorized to
(1) recommend to the Board of Directors independent certified public accounting firms for selection as auditors of USANi LLC; (2) make recommendations to the Board of Directors on auditing matters; (3) examine and make recommendations to the Board of Directors concerning the scope of audits; and (4) review and approve the terms of transactions between or among USANi LLC and related parties. None of the members of the Audit Committee is an employee of USANi LLC or USAi.

COMPENSATION/BENEFITS COMMITTEE

         The Compensation/Benefits Committee of the Board of Directors of USANi LLC, currently consisting of Messrs. Keough and Savoy and Ms. Busquet, is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, stock option plans, investment programs and insurance plans, except that the Performance-Based Compensation Committee exercises powers with respect to performance-based compensation of corporate officers who are, or who are likely to become, subject to Section 162(m) of the Internal Revenue Code. The Compensation/Benefits Committee is also authorized to exercise all of the powers of the Board of Directors in matters pertaining to employee promotions and the designation and/or revision of employee positions and job titles. None of the members of the Compensation/Benefits Committee is an employee of USANi LLC or USAi.

PERFORMANCE-BASED COMPENSATION COMMITTEE

         The Performance-Based Compensation Committee of the Board of Directors of USANi LLC, currently consisting of Mr. Savoy and Ms. Busquet, is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to performance-based compensation of corporate officers who are, or are likely to become, subject to Section 162(m) of the Internal Revenue Code.
Section 162(m) limits the deductibility of compensation in excess of $1,000,000 paid to a corporation's chief executive officer and four other most highly compensated executive officers, unless certain conditions are met. None of the members of the Performance-based Compensation Committee is an employee of USANi LLC or USAi.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         USANi LLC does not have any class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, no person is subject to
Section 16 of the Exchange Act with respect to USANi LLC.

ITEM 11.  EXECUTIVE COMPENSATION

         This section contains information pertaining to compensation of the Chief Executive Officer of USANi LLC and the four most highly compensated executive officers of USANi LLC other than the Chief Executive Officer, as well as information pertaining to the compensation of members of the Board of Directors of USANi LLC.

         The following table presents information concerning total compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of USAi and USANi LLC who served in such capacities as of December 31, 1999 (the "Named Executive Officers") for services rendered to USAi and USANi LLC during each of the last three fiscal years. The information presented below represents all compensation earned by the Named Executive Officers for all services performed for USAi or USANi LLC or any of their subsidiaries. The Named Executive Officers did not receive separate or additional compensation for serving in their respective capacities for USAi or USANi LLC.


                                                 SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                   ANNUAL COMPENSATION                COMPENSATION
                                                   -------------------                ------------
                                                                     OTHER       RESTRICTED
                                                                    ANNUAL          STOCK         STOCK           ALL OTHER
                              FISCAL      SALARY          BONUS  COMPENSATION      AWARDS        OPTIONS        COMPENSATION
NAME & PRINCIPAL POSITION      YEAR         ($)            ($)      ($)(1)           ($)         (#)(2)              ($)
-------------------------      ----        ----            ---      ------           ---         ------              ---
Barry Diller.................   1999      500,000          --        --              --             --          920,992(4)(5)
  Chairman and Chief.........   1998      126,923(3)       --        --              --             --        1,288,472(4)(5)
  Executive Officer..........   1997         --            --        --              --      19,000,000       1,282,343(4)

Barry Baker..................   1999      601,947(7)  1,225,000(8)  203,336(9) 5,516,875(10)  3,100,000           1,250(5)
  President and Chief
  Operating Officer(6)

Victor A. Kaufman............   1999      500,000     1,050,000      --         837,188 (12)    700,000           4,800(5)
  Vice Chairman(11)..........   1998      500,000       450,000(13)  --         500,000 (14)    200,000           4,800(5)
       ......................   1997      500,000          --        --              --       1,000,000              --

Thomas J. Kuhn...............   1999      450,000       450,000(8)   --              --             --            4,800(5)
  Senior Vice President, ....   1998      398,077(15)   450,000(13)  --         187,500 (14)    500,000           2,118(5)
  General Counsel and
  Secretary(15)

Michael P. Durney............   1999      250,000       125,000(8)   --              --             --            4,800(5)
  Vice President and.........   1998      187,500(17)   125,000(13)  --              --         140,000           1,731(5)
  Controller(17)


(1) Disclosure of perquisites and other personal benefits, securities or property received by each of the Named Executive Officers is only required where the aggregate amount of such compensation exceeded the lesser of $50,000 or 10% of the total of the Named Executive Officer's salary and bonus for the year.

(2) All figures in this column reflect options to purchase USAi common stock, as adjusted, to the extent applicable, for two two-for-one stock splits that became effective for holders of record of USAi common stock as of the close of business on March 12, 1998 and February 10, 2000, respectively.

(3) Reflects an annual base salary of $500,000 commencing September 25, 1998.

(4) Mr. Diller was granted options in 1995 to purchase 7,583,388 shares of USAi common stock, vesting over a four-year period, at an exercise price below the fair market value of USAi common stock on the date of grant. USAi has amortized unearned compensation of $995,856 in 1997, $999,162 in 1998 and $630,912 in 1999. In addition, Mr. Diller has an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 payable to USAi which was used to purchase 883,976 shares of USAi common stock. As a result, Mr. Diller had compensation for imputed interest of $286,487 in 1997, $286,368 in 1998 and $286,368 in 1999.

(5) Includes USAi's matching contributions under its 401(k) Retirement Savings Plan. Under the 401(k) Plan as in effect through December 31, 1999, USAi matches $.50 for each dollar a participant contributes up to the first 6% of compensation. For fiscal 1998, USAi's matching contributions for Messrs. Diller, Kaufman, Kuhn and Durney were $3,519. $4,800, $2,118 and $1,731, respectively. For fiscal 1999, USAi's matching contributions for Messrs. Diller, Baker, Kaufman, Kuhn and Durney were $3,712. $1,250, $4,800, $4,800 and $4,800, respectively.

(6) Mr. Baker joined USAi as its President and Chief Operating Officer on February 8, 1999.

(7) Reflects an annual base salary of $100,000 for the period from February 8, 1999 to March 15, 1999 and an annual base salary of $750,000 for the period from March 15, 1999 through December 31, 1999.

(8) Of this amount, Messrs. Baker, Kuhn and Durney elected to defer $245,000, $45,000 and $62,500, respectively, under USAi's 1999 Bonus Stock Purchase Program. Under the 1999 Bonus Stock Purchase Program in lieu of receiving a cash payment for the entire amount of their 1999 bonuses, all bonus eligible employees of USAi had a right to elect to purchase shares of USAi common stock with up to 50% of the value of their 1999 bonus payments. Employees received a 20% discount on the purchase price of these bonus shares, which was based upon the price at which options were granted broadly to USAi employees as part of USAi's year-end compensation process.

(9) Includes $143,192 for expenses related to relocation and $60,144 for the 20% discount on the purchase price of USAi shares purchased under the 1999 Bonus Stock Purchase Program (described in note 8 above).

(10) As of December 31, 1999, Mr. Baker held a total of 140,000 restricted shares of USAi common stock (280,000 shares after giving effect to USAi's two-for-one stock split as of February 10, 2000), of which 250,000 post-split shares were granted to Mr. Baker by USAi as of February 19, 1999 in accordance with his employment agreement (`2/19/99 Shares"), and 30,000 post-split shares were granted by USAi to Mr. Baker on December 20, 1999 ("12/20/99 Shares"). Mr. Baker's 2/19/99 Shares vest as to 60% on February 19, 2002 and as to an additional 20% on each of February 19, 2003 and 2004. The value of the 2/19/99 Shares as of December 31, 1999 was $6,906,250. Mr. Baker's 12/20/99 Shares vest on the third anniversary of the date of grant. The value of the 12/20/99 Shares as of December 31, 1999 was $828,750.

(11) Mr. Kaufman was appointed as Vice Chairman of USAi on October 13, 1999. Prior to that time, he served in the Office of the Chairman and as Chief Financial Officer of USAi and received compensation as such during fiscal 1999, which is reflected herein.

(12) As of December 31, 1999, Mr. Kaufman held 15,000 restricted shares of USAi common stock (30,000 shares after giving effect to USAi's two-for-one stock split as of February 10, 2000), all of which were granted by USAi to Mr. Kaufman on December 20, 1999. Mr. Kaufman's shares vest on the third anniversary of the date of grant. The value of these shares as of December 31, 1999 was $828,750.

(13) Of this amount, Messrs. Kaufman, Kuhn and Durney elected to defer $225,000, $90,000 and $62,500, respectively, under USAi's 1998 Bonus Stock Purchase Program. Under the 1998 Bonus Stock Purchase Program in lieu of receiving a cash payment for the entire amount of their 1998 bonuses, all bonus eligible employees of USAi had a right to elect to purchase shares of USAi common stock with up to 50% of the value of their 1998 bonus payments. Employees received a 20% discount on the purchase price of these bonus shares, which was calculated by taking the average of the high and low trading prices of common stock over a specified period of time in February 1999.

(14) As of December 31, 1998, Messrs. Kaufman and Kuhn held 20,000 and 7,500 restricted shares of USAi common stock, respectively (40,000 shares and 15,000 shares, respectively, after giving effect to USAi's two-for-one stock split as of February 10, 2000), all of which were granted by USAi to such persons on December 15, 1998. Mr. Kuhn's shares vest on the third anniversary of the date of grant, and Mr. Kaufman's shares vested December 15, 1999. The value of these shares as of December 31, 1998 was $662,500 and $248,438, respectively. The value of Mr. Kuhn's shares as of December 31, 1999 was $414,375.

(15) Mr. Kuhn joined USAi as its Senior Vice President, General Counsel and Secretary on February 9, 1998.

(16)     Reflects an annual base salary of $450,000 beginning February 9, 1998.

(17) Mr. Durney joined USAi as its Vice President and Controller on March 30, 1998.

(18)     Reflects an annual base salary of $250,000 beginning March 30, 1998.

OPTION GRANTS

         The following table presents information with respect to options to purchase USAi's common stock granted to the Named Executive Officers during the year ended December 31, 1999. The grants were made under the 1997 Stock and

Annual Incentive Plan ("1997 Incentive Plan").

         The 1997 Incentive Plan is administered by the Compensation/Benefits Committee and the Performance-Based Compensation Committee, which have the sole discretion to determine the selected officers, employees and consultants to whom incentive or non-qualified options, SARs, restricted stock and performance units may be granted. As to these awards, the Compensation/Benefits Committee and the Performance-Based Compensation Committee also have the sole discretion to determine the number, type, exercise price, vesting schedule and other terms, conditions and restrictions of the grants. The Compensation/Benefits Committee and the Performance-Based Compensation Committee also retain discretion, subject to plan limits, to modify the terms of outstanding options and to reprice such options. The exercise price of an incentive stock option granted under the 1997 Incentive Plan must be at least 100% of the fair market value of USAi's common stock on the date of grant. In addition, options granted under the 1997 Incentive Plan terminate within ten years of the date of grant. To date, only non-qualified stock options have been granted under the 1997 Incentive Plan.


                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                         PERCENT                                        POTENTIAL REALIZABLE
                                                        OF TOTAL                                        VALUE AT ASSUMED
                                       NUMBER OF       OPTIONS TO                                       ANNUAL RATES
                                      SECURITIES        EMPLOYEES       EXERCISE                          OF STOCK
                                      UNDERLYING         GRANTED          PRICE                         PRICE APPRECIATION
                                        OPTIONS          IN THE         PER SHARE   EXPIRATION          FOR OPTION TERMS(3)
NAME                                 GRANTED(#)(1)     FISCAL YEAR      ($/SH)(1)     DATE(2)         5%($)        10%($)
----                                 -------------     -----------      ---------     -------         -----        ------
Barry Diller........................         --               --             --              --           --           --
  Chairman and Chief Executive Officer

Barry Baker.........................     2,400,000            24%        18.78125     2/8/2009   28,347,425   71,837,941
  President and Chief Operating Officer    700,000             7%        27.90625   12/20/2009   12,285,063   31,132,763

Victor A. Kaufman...................       700,000             7%        27.90625   12/20/2009   12,285,063   31,132,763
  Vice Chairman

Thomas J. Kuhn......................         --               --             --              --           --           --
  Senior Vice President,
  General Counsel and Secretary

Michael P. Durney...................         --               --             --              --           --           --
  Vice President and Controller.....


(1) These option grants and the related exercise prices reflect the two-for-one stock split that became effective for holders of record of USAi common stock as of the close of business on February 10, 2000.

(2) Options granted during the year ended December 31, 1999, generally become exercisable in four equal annual installments commencing on the first anniversary of the grant date. These options expire ten years from the date of grant.

(3) Potential value is reported net of the option exercise price, but before taxes associated with exercise. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of USAi's common stock as well as on the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

         The table below presents information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 1999, and the fiscal year-end value of all unexercised options.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                       NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED
                                                         VALUE           OPTIONS HELD AT                    IN-THE-MONEY OPTIONS AT
                                     ACQUIRED ON       REALIZED          YEAR END (#)(1)                       YEAR-END($)(2)
NAME                               EXERCISE(#)(1)         ($)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                               --------------         ---       -----------   -------------   -----------   -------------
Barry Diller........................ 1,190,000       21,871,773    40,373,388      9,500,000    863,283,134   170,700,750
  Chairman and Chief Executive
  Officer
Barry Baker.........................        --               --            --      3,100,000             --    21,225,000
  President and Chief
  Operating Officer
Victor A. Kaufman...................   200,000        3,446,372       870,000      1,522,000     14,867,508    14,988,266
  Vice Chairman
Thomas J. Kuhn......................    60,000          649,500        65,000        375,000        993,125     5,746,875
  Senior Vice President, General
  Counsel and Secretary
Michael P. Durney...................        --               --        35,000        105,000        507,500     1,522,500
  Vice President and Controller


(1) Reflects the two-for-one stock split which became effective for holders of record of USAi common stock as of the close of business on February 10, 2000.

(2) Represents the difference between the $27.625 closing price of USAi's common stock on December 31, 1999 and the exercise price of the options (each, as adjusted to reflect the two-for-one stock split to holders of record as of the close of business on February 10, 2000), and does not include the U.S. federal and state taxes due upon exercise.

COMPENSATION OF OUTSIDE DIRECTORS

         Each director of USAi or USANi LLC who is not an employee of USAi or any of its subsidiaries (including USANi LLC) receives an annual retainer of $30,000 per year. USAi also pays each of these directors $1,000 for each USAi or USANi LLC Board meeting and each USAi or USANi LLC Board committee meeting attended, plus reimbursement for all reasonable expenses incurred by a director as a result of attendance at any of these meetings. For the year ended December 31, 1999, the directors that were designated by Universal and Liberty waived their rights to receive the annual retainer and attendance fees.

         Under the USAi Directors' Stock Option Plan, directors who are not employees of USAi or any of its subsidiaries (including USANi LLC) receive a grant of options to purchase 5,000 shares of USAi's common stock upon initial election to office and thereafter annually on the date of USAi's annual meeting of stockholders at which the director is re-elected. The exercise price per share of USAi's common stock subject to the options is the fair market value of USAi's common stock on the date of grant, which is defined as the mean of the high and low sale price on the date on any stock exchange on which the common stock is listed or as reported by NASDAQ or, in the event that the common stock is not so listed or reported, as determined by an investment banking firm selected by the Compensation/Benefits Committee. The options vest in increments of 1,667 shares on each of the first two anniversaries of the date of grant, and 1,666 shares on the third. The options expire ten years from the date of grant. For the year ended December 31, 1999, the directors that were designated by Universal and Liberty waived their rights to receive such option grants.

EQUITY COMPENSATION AGREEMENT; EMPLOYMENT AGREEMENTS

         MR. DILLER. Under the Equity and Bonus Compensation Agreement dated August 24, 1995, USAi issued and sold to Mr. Diller 883,976 shares of USAi's common stock at $5.65625 per share in cash (the "Initial Diller Shares") and an additional 883,976 shares of common stock for the same per share price (the "Additional Diller Shares") payable by means of a cash payment of $2,210 and an interest-free, secured, non-recourse promissory note in the amount of $4,997,779. These amounts have been adjusted as appropriate to reflect the two two-for-one stock splits to holders of record as of the close of business on March 12, 1998 and February 10, 2000, respectively. The promissory note is secured by the Additional Diller Shares and by that portion of the Initial Diller Shares having a fair market value on the purchase date of 20% of the principal amount of the promissory note.

         Mr. Diller's Equity and Bonus Compensation Agreement with USAi also provides for a gross-up payment to be made to Mr. Diller, if necessary, to eliminate the effect of the imposition of the excise tax under Section 4999 of the Internal Revenue Code upon payments made to Mr. Diller and imposition of income and excise taxes on the gross-up payment.

         Mr. Diller was also granted a bonus arrangement, contractually independent from the promissory note, under which he received a bonus payment of approximately $2.5 million on August 24, 1996, and was to receive a further such bonus payment on August 24, 1997, which was deferred. The deferred amount accrues interest at a rate of 6% per annum. Mr. Diller also received $966,263 for payment of taxes by Mr. Diller due to the compensation expense which resulted from the difference in the per share fair market value of USAi's common stock and the per share purchase price of the Initial Diller Shares and Additional Diller Shares.

         MR. BAKER. On February 19, 1999, USAi and Mr. Baker entered into a five-year employment agreement, providing for an annual base salary of $750,000 per year. Mr. Baker is also eligible to receive an annual bonus based on the achievement of reasonable performance goals established in accordance with the Company's existing practices for peer executives.

         Mr. Baker's employment agreement provides for a grant of options to purchase 2,400,000 shares of USAi's common stock, as adjusted for USAi's two-for-one stock split to holders of record as of the close of business on February 10, 2000. Mr. Baker's options became exercisable with respect to 25% of the total shares on February 8, 2000, with an additional 25% vesting on each of the next three anniversaries of that date. Mr. Baker's employment agreement also provides for a grant of 250,000 post stock-split restricted shares of USAi common stock. Mr. Baker's restricted shares vest and the restrictions lapse with respect to 60% of the shares on February 8, 2002, and an additional 20% of the shares on each of the next two anniversaries of that date. Upon a change of control of USAi, 100% of Mr. Baker's options become vested and exercisable and 100% of his restricted stock becomes vested and all restrictions thereon lapse. Upon termination of Mr. Baker's employment by USAi for any reason other than cause, or if Mr. Baker terminates his employment for good reason, USAi is generally required to pay Mr. Baker, in a lump sum within thirty days of the termination date, (1) the present value of his base salary through the term of his agreement and (2) the average of the last two years' bonuses paid to Mr. Baker multiplied by the number of years remaining in the term of his agreement, except that if Mr. Baker's employment terminates due to death or disability, this lump sum cash payment will equal the base salary Mr. Baker would have earned through the end of the fiscal year in which the death or disability occurs. In addition, in the event of any such termination of Mr. Baker's employment, Mr. Baker's options will vest immediately and remain exercisable for at least two years from the date of termination and his restricted stock will immediately vest and all restrictions thereon will lapse.

         MR. DURNEY. On March 30, 1998, USAi and Mr. Durney entered into a three-year employment agreement, providing for an annual base salary of $250,000 per year. Mr. Durney is also eligible to receive an annual discretionary bonus.

         Mr. Durney's employment agreement provides for a grant of options to purchase 100,000 shares of USAi's common stock, as adjusted for USAi's two-for-one stock split to holders of record as of the close of business on February 10, 2000. Mr. Durney's options became exercisable with respect to 25% of the total shares on March 30, 1999, with an additional 25% vesting on each of the next three anniversaries of that date. Upon a change of control of USAi, 100% of Mr. Durney's options become vested and exercisable. Mr. Durney's options expire upon the earlier to occur of 10 years from the date of grant or 90 days following the termination of his employment for any reason. In the event that Mr. Durney's employment is terminated by USAi for any reason other than cause, death or disability, USAi is required to pay Mr. Durney's base salary through the end of the term of his agreement, subject to mitigation by Mr. Durney.

         MR. KUHN. On February 9, 1998, USAi and Mr. Kuhn entered into a four-year employment agreement, providing for an annual base salary of $450,000 per year. Mr. Kuhn is also eligible to receive an annual discretionary bonus.

         Mr. Kuhn's employment agreement provides for a grant of options to purchase 400,000 shares of USAi's common stock, as adjusted for USAi's two-for-one stock split to holders of record as of the close of business on February 10, 2000. Mr. Kuhn's options became exercisable with respect to 25% of the total shares on each of February 9, 1999 and February 9, 2000, with an additional 25% vesting on each of the next two anniversaries of that date. Upon a change of control of USAi, 100% of Mr. Kuhn's options become vested and exercisable. Upon termination of Mr. Kuhn's employment by USAi for any reason other than death, disability or cause, or if Mr. Kuhn terminates his employment for good reason, USAi is required to pay Mr. Kuhn the present value of his base salary through the term of his agreement in a lump sum within thirty days of the termination date, subject to mitigation by Mr. Kuhn. In the event of a termination for any reason other than death, disability or cause or if Mr. Kuhn terminates his employment for good reason, Mr. Kuhn's options will vest immediately and remain exercisable for one year from the date of such termination.

         MR. SILECK. On October 12, 1999, USAi and Mr. Sileck entered into a two-year employment agreement, providing for an annual base salary of $400,000 per year. Mr. Sileck is also eligible to receive an annual discretionary bonus.

         Mr. Sileck's employment agreement provides for a grant of options to purchase 75,000 shares of USAi's common stock, as adjusted for USAi's two-for-one stock split to holders of record as of the close of business on February 10, 2000. Mr. Sileck's options become exercisable with respect to 25% of the total shares on October 12, 2000, and on each of the next three anniversaries of that date. Upon a change of control of USAi, 100% of Mr. Sileck's options become vested and exercisable. Mr. Sileck's options expire upon the earlier to occur of 10 years from the date of grant or 90 days following the termination of his employment for any reason. In the event that Mr. Sileck's employment is terminated by USAi for any reason other than cause, death or disability, USAi is required to pay Mr. Sileck's base salary through the end of the term of his agreement, subject to mitigation by Mr. Sileck.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. William D. Savoy and Donald R. Keough served as members of the Compensation/Benefits Committee for the entire 1999 calendar year. Ms. Anne M. Busquet also served on the Compensation/Benefits Committee during portions of 1999. None of these directors was ever an officer or employee of USAi, USANi LLC or their respective subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table presents, as of January 31, 2000, information relating to the ownership of Class A LLC shares, Class B LLC shares and Class C LLC shares by each person known to USANi LLC to own beneficially more than 5% of any class of outstanding LLC shares on that date.

NAME AND ADDRESS                                                NUMBER        PERCENT      PERCENT OF VOTES
OF BENEFICIAL OWNER             TITLE OF CLASS                 OF SHARES      OF CLASS       (ALL CLASSES)
-------------------             --------------                -----------     --------     ----------------
USA Networks, Inc.                  Class A                    36,216,256       14.7%            6.3%
     152 West 57th Street           Class B                            --       *
     New York, NY 10019             Class C                            --       *


Home Shopping Network, Inc.         Class A                   210,195,876       85.3%            36.6%
     152 West 57th Street           Class B                            --       *
     New York, NY 10019             Class C                            --       *


Liberty Media Corporation           Class A                            --       *                8.0%
     9197 South Peoria Street       Class B                            --       *
     Englewood, CO 80112            Class C                    45,774,708       100%

The Seagram Company Ltd.            Class A                            --       *                49.1%
     375 Park Avenue                Class B                   282,161,530       100%
     New York, NY 10152             Class C                            --       *

SECURITY OWNERSHIP OF MANAGEMENT

         The following table presents, as of January 31, 2000, information relating to the beneficial ownership of Class A USANi LLC shares, Class B USANi LLC shares, Class C USANi LLC shares and the common stock and Class B common stock of USAi, USANi LLC's parent, by (1) each director of USANi LLC, (2) each of the Named Executive Officers, and (3) all executive officers and directors of USANi LLC as a group.

         For each listed person, the number of shares of USAi common stock and percent of class listed assumes the conversion of any shares of USAi Class B common stock owned by such person, but does not assume the conversion of USAi Class B common stock owned by any other person. Shares of USAi Class B common stock may at the option of the holder be converted on a one-for-one basis into shares of USAi common stock. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. For each listed person, the number of shares and percent of class listed includes shares of USAi common stock that may be acquired by such person upon exercise of stock options that are or will be exercisable within 60 days of January 31, 2000.

         The information set forth in this section reflects the two-for-one stock split which became effective for holders of record of USAi common stock and USANi LLC shares at the close of business on February 10, 2000.

         The percentage of votes for all classes of USAi common stock is based on one vote for each share of USAi common stock and ten votes for each share of USAi Class B common stock. These figures do not include any unissued shares of USAi common stock or USAi Class B common stock issuable upon conversion of Liberty's Home Shopping Network, Inc. ("Holdco") shares and USANi LLC shares beneficially owned by Liberty or Seagram. The percentage of votes for all classes of USANi LLC shares is based on one vote for each share of USANi LLC share.


                                                                     NUMBER OF                PERCENT      PERCENT OF VOTES
NAME AND ADDRESS OF BENEFICIAL OWNER             TITLE OF CLASS       SHARES                 OF CLASS       (ALL CLASSES)
------------------------------------             --------------       ------                 --------       -------------
Barry Diller                                     USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common         140,630,564  (1)(2)     37.2%             74.9%
                                                 USAi Class B         63,033,452  (1)         100%

Paul Allen                                       USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common          31,684,030  (3)        11.5%              3.5%
                                                 USAi Class B                 --                *

Barry Baker                                      USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common             621,376  (4)           *                 *
                                                 USAi Class B                 --                *

Robert R. Bennett                                USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common              26,096  (5)           *                 *
                                                 USAi Class B                 --                *

Edgar J. Bronfman,  Jr.                          USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common                  --                *                 *
                                                 USAi Class B                 --                *

Anne M. Busquet                                  USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common               4,000  (6)           *                 *
                                                 USAi Class B                 --                *

Michael P. Durney                                USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common              67,066  (7)           *                 *
                                                 USAi Class B                 --                *


Victor A. Kaufman                                USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common             940,338  (8)           *                 *
                                                 USAi Class B                 --                *

Donald R. Keough                                 USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common             121,344  (9)           *                 *
                                                 USAi Class B                 --                *

Thomas J. Kuhn                                   USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common             171,640  (10)          *                 *
                                                 USAi Class B                 --                *

John C. Malone                                   USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common                  --                *                 *
                                                 USAi Class B                 --                *

Robert W. Matschullat                            USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common                  --                *                 *
                                                 USAi Class B                 --                *

Samuel Minzberg                                  USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common                  --                *                 *
                                                 USAi Class B                 --                *

Brian C. Mulligan                                USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common                  --                *                 *
                                                 USAi Class B                 --                *

William D. Savoy                                 USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common             176,822  (11)          *                 *
                                                 USAi Class B                 --                *

Gen. H. Norman Schwarzkopf                       USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common             145,670  (12)          *                 *
                                                 USAi Class B                 --                *

Diane Von Furstenberg                            USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common                  --                *                 *
                                                 USAi Class B                 --                *

All executive officers and directors
     as a group (18 persons)                     USANi Class A                --                *                 *
                                                 USANi Class B                --                *
                                                 USANi Class C                --                *
                                                 USAi common         174,588,946             45.9%             78.3%
                                                 USAi Class B         63,033,452              100%


* The percentage of shares beneficially owned does not exceed 1% of the class.

(1) Liberty, Universal, Seagram, the parent of Universal, USAi and Mr. Diller are parties to a stockholders agreement under which Liberty and Mr. Diller have formed BDTV INC., BDTV II INC., BDTV III INC. and BDTV IV INC. (collectively, the "BDTV Entities") which entities, as of January 31, 2000, held 8,000,000, 31,236,444, 8,010,364 and 1,600,000 shares of USAi Class B common stock, respectively, and an aggregate of 44 shares of USAi common stock collectively. Mr. Diller generally has the right to vote all of the shares of USAi common stock and USAi Class B common stock held by the BDTV Entities, and the shares of USAi common stock and USAi Class B common stock held by Seagram and Liberty. Mr. Diller owns all of the voting stock of the BDTV Entities and Liberty owns all of the non-voting stock, which non-voting stock represents in excess of 99% of the equity of the BDTV Entities.

(2) Consists of 2,059,908 shares of USAi common stock owned by Mr. Diller, options to purchase 40,373,388 shares of USAi common stock granted under USAi's stock option plans, 64,000 shares of USAi common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, 44 shares of USAi common stock and 48,846,808 shares of USAi Class B common stock held by the BDTV Entities, 16,918,464 shares of USAi common stock and 756,644 shares of USAi Class B common stock which are held by Liberty, and 18,181,308 shares of USAi common stock and 13,430,000 shares of USAi Class B common stock, which are held by Universal and otherwise beneficially owned by Seagram, as to which Mr. Diller has general voting authority under the stockholders agreement.

(3) Consists of 31,644,028 shares of USAi common stock and options to purchase 40,002 shares of USAi common stock granted under USAi's stock option plans.

(4) Consists of 21,376 shares of USAi common stock and options to purchase 600,000 shares of USAi common stock granted under USAi's stock option plans.

(5)      Consists of 26,096 shares of USAi common stock

(6)      Consists of 4,000 shares of USAi common stock.

(7) Consists of 7,066 shares of USAi common stock and options to purchase 60,000 shares of USAi common stock granted under USAi's stock option plans.

(8) Consists of 34,338 shares of USAi common stock and options to purchase 906,000 shares of USAi common stock granted under USAi's stock option plans.

(9) Consists of 84,676 shares of USAi common stock and options to purchase 36,668 shares of USAi common stock granted under USAi's stock option plans. Excludes 3,079,056 shares of USAi common stock beneficially owned, as of December 31, 1999, by Allen & Co., for which Mr. Keough serves as Chairman. Mr. Keough disclaims beneficial ownership of such shares.

(10) Consists of 5,604 shares of USAi common stock, 1,036 shares of USAi common stock purchased under USAi's 401(k) Retirement Savings Plan and options to purchase 165,000 shares of USAi common stock granted under USAi's stock option plans.

(11) Consists of 58,000 shares of USAi common stock and options to purchase 118,822 shares of USAi common stock granted under USAi's stock option plans.

(12) Consists of options to purchase 145,670 shares of USAi common stock granted under USAi's stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Mr. Diller, the Chairman of the Board and Chief Executive Officer of USAi and USANi LLC, is the sole holder of the voting stock of the BDTV Entities. The BDTV Entities hold shares of USAi common stock and Class B common stock, which have effective voting control of USAi with respect to all matters submitted for the vote or consent of stockholders as to which stockholders vote together as a single class.

         As of January 1, 1998, USAi entered into a lease with Nineteen Forty CC, Inc. under which USAi leases an aircraft (the "Current Aircraft") for use by Mr. Diller and other directors and executive officers of USAi and USANi LLC in connection with USAi's and USANi LLC's business. Nineteen Forty is wholly owned by Mr. Diller. The lease provides for monthly rental payments equal to the monthly operating expenses incurred by Nineteen Forty for operation and maintenance of the aircraft. The lease has a five-year term and is terminable by either party on thirty days' notice. In 1999, USAi paid a total of $2,066,000 in expenses related to the use of the aircraft. USAi believes that the terms of the lease are more favorable to USAi than those USAi would have received had it leased an aircraft from an unrelated third party or purchased and maintained a corporate aircraft.

         Nineteen Forty is currently negotiating to sell the Current Aircraft and, in anticipation of such sale, in 1999, USAi and Nineteen Forty acquired rights to a second aircraft (the "Replacement Aircraft") also for use by Mr. Diller and other directors and executive officers of USAi and USANi LLC in connection with USAi's and USANi LLC's business. Initially, Nineteen Forty was under contract to purchase the Replacement Aircraft. Nineteen Forty assigned to USAi its rights under the purchase agreement and, in exchange, USAi granted Nineteen Forty an option to purchase the Replacement Aircraft. Thereafter, USAi assigned all of its rights under the purchase agreement to a third party that purchased the Replacement Aircraft for approximately $22 million and leases it to USAi. The lease has a seven-year term and provides USAi with an option to purchase the aircraft.

         In 1997, USAi and Mr. Diller agreed to defer repayment of an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 due from Mr. Diller from September 5, 1997 to September 5, 2007. As of December 31, 1999, the promissory note remained outstanding. In 1997, Mr. Diller and USAi agreed to defer the payment of a bonus in the amount of $2.5 million that otherwise was to be paid to Mr. Diller in 1997. The deferred bonus amount accrues interest at a rate of 6% per annum.

         In 1999, USAi, through Home Shopping Network, paid approximately $1.5 million to Diane Von Furstenberg Sudio L.P., of which Ms. Von Furstenberg, currently a member of the Boards of Directors of USAi and USANi LLC, is the founder and Chairman. Such payment was made in connection with goods offered for sale on Home Shopping Network's programming services.

         In April 1996, USAi entered into a three-year consulting arrangement with General Schwarzkopf, currently a member of the Boards of Directors of USAi and USANi LLC. Under the consulting arrangement, General Schwarzkopf received options to purchase 90,000 shares of USAi common stock at an exercise price of $5.555 per share, as adjusted for the two-for-one stock split to holders of record of USAi common stock as of the close of business on February 10, 2000, all of which options are vested. These options expire as of April 3, 2006.

         On July 1, 1998, USAi made a $4.0 million loan to Mr. James Held, who was the Chairman and Chief Executive Officer of Home Shopping Network and a member of the Boards of Directors of USAi and USANi LLC until March 5, 1999 when he resigned from all positions with USAi, USANi LLC and their affiliates. The loan was made to facilitate Mr. Held's construction of a personal residence. The loan bore interest at USAi's average bank rate during the term of the loan and was secured by Mr. Held's options to purchase 3,000,000 pre stock split shares of USAi's common stock. The loan was scheduled to mature on July 1, 1999 and was scheduled to be repaid in three quarterly installments, either in cash or through the exercise of options to purchase 163,600 pre stock split shares of USAi's common stock per installment following the public announcement of USAi's financial results for each of (1) the quarter ending September 30, 1998, (2) the year ending December 31, 1998 and (3) the quarter ending March 31, 1999. As required under the terms of the loan, in November 1998, Mr. Held exercised options and used their net proceeds to repay the first installment on the loan in the amount of $1,375,568. Mr. Held repaid the remainder of the loan on March 18, 1999.

         Under the employment agreement entered into by Home Shopping Network and Mr. Held, in 1996, Home Shopping loaned Mr. Held $1.0 million for the purpose of purchasing a residence in the Tampa/St. Petersburg area. As of December 31, 1998, a $400,000 balance on the loan remained outstanding. The loan bore interest at 5% per annum, and the outstanding principal and any accrued and unpaid interest would become due and payable in the event that Mr. Held were terminated for any reason, on the first anniversary of the termination. Mr. Held repaid the remainder of the loan on March 18, 1999.

UNIVERSAL TRANSACTION

         On February 12, 1998, USAi completed the Universal transaction, in which USAi acquired USA Networks, a New York partnership (which consisted of USA Network and Sci-Fi Channel cable television networks) and the domestic television production and distribution business ("Studios USA") of Universal from Universal. Universal is controlled by Seagram. USAi paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USAi through shares of common stock, Class B common stock and USANi LLC shares, which are exchangeable for shares of USAi common stock and USAi Class B common stock on a one-for-one basis.

         In connection with the Universal transaction, USAi, Seagram, Universal, Liberty and Mr. Diller entered into various transaction agreements, including the following:

         o an investment agreement, pursuant to which, among other things, (1) each of Universal and Liberty were granted a preemptive right, subject to limitations, to maintain their respective percentage ownership interests in USAi in connection with future issuances of USAi capital stock and (2) with respect to issuances of USAi capital stock in specified circumstances, Universal is obligated to maintain the percentage ownership interest in USAi that it had prior to the issuances;

         o a governance agreement which, among other things, (1) details restrictions on the acquisitions of additional USAi securities, on the transfer of USAi securities and other conduct restrictions, in each case, applicable to Universal and (2) governs Universal's and Liberty's rights to representation on the USAi Board of Directors and Liberty's, Universal's and Mr. Diller's right to approve certain fundamental changes by USAi or any USAi subsidiary;

         o a stockholders agreement which, among other things, governs the ownership, voting, transfer or other disposition of USAi securities owned by Universal, Liberty and Mr. Diller and their respective affiliates, and under which Mr. Diller exercises voting control over the equity securities of USAi held by these persons and their affiliates; and

         o a spinoff agreement which, in the event Mr. Diller no longer serves as Chief Executive Officer of USAi or becomes disabled, generally provides for interim arrangements relating to management of USAi and efforts to achieve a spinoff or sale of USAi's broadcast stations and, in the case of a spinoff, arrangements relating to their respective rights in USAi resulting from the spinoff.

Summaries of these agreements are set forth in USAi's Annual Report on Form 10-K for the year ended December 31, 1998. Furthermore, copies of these agreements have been filed with the Securities and Exchange Commission as Appendices A through D to USAi's Definitive Proxy Statement, dated January 12, 1998, and are available from the Securities and Exchange Commission.

POLYGRAM FILMED ENTERTAINMENT AND OCTOBER FILMS TRANSACTIONS

         In May 1999, USAi acquired from an affiliate of Universal certain assets and liabilities relating to the domestic (including Canada) motion picture and home video distribution businesses of PolyGram Filmed Entertainment, Inc., including such businesses as conducted by Gramercy Pictures, Interscope Communications and Propaganda Films. The consideration in the transaction consisted of the assumption by USAi of certain liabilities of the acquired businesses. In addition, in connection with the transaction, USAi and Universal entered into various related agreements, including:

o a domestic distribution agreement relating to certain PolyGram films, pursuant to which USAi has the exclusive right to distribute in the United States and Canada these films in theatres, on television and on video for a fee;

o a $200 million interest-bearing promissory note, pursuant to which USAi loaned to Universal the face amount of the note, which is a recourse note and is payable out of the revenues otherwise due Universal under the distribution agreement; and

o other ancillary agreements, relating to videogram fulfillment, music administration and transitional services.

USAi believes that the terms of the PolyGram transaction are at least as favorable to USAi as the terms that would have been obtained from an unrelated third party.

         In addition, in May 1999, USAi acquired 100% of the capital stock of OFI Holdings, Inc., which owns the business of October Films. Universal was the majority shareholder in OFI. In the transaction, the minority shareholders of OFI received an aggregate of $12 million in respect of their equity interest in OFI, Universal received 600,000 shares of USAi common stock in respect of its interest, and Universal also purchased 600,000 shares of USAi common stock for an aggregate purchase price of $12 million. The market price of USAi common stock was $18.75 per share on the trading day immediately prior to the date the OFI merger agreement was executed. The foregoing share numbers and market price have been adjusted as appropriate to reflect the two-for-one stock split to holders of record as of the close of business on February 10, 2000. The terms of this transaction were negotiated by USAi, Universal and a special committee of independent directors of OFI and their respective advisors.

EXERCISE OF PREEMPTIVE RIGHTS

         In 1999, pursuant to the investment agreement, each of Universal and Liberty exercised preemptive rights to acquire USAi capital stock as follows (in each case, as adjusted as appropriate to reflect the two-for-one stock split to holders of record as of the close of business on February 10, 2000): (a) with respect to the issuance of common stock in connection with option exercises and related events between June 11, 1998 and May 31, 1999 (i) on July 19, 1999, Universal acquired 14,781,752 USANi LLC shares for an aggregate consideration of $242,272,915, or $16.39 per share and (ii) on July 19, 1999, Liberty acquired 6,958,972 shares of USAi common stock for an aggregate consideration of $114,057,551, or $16.39 per share; and (b) with respect to the issuance of 1,200,000 shares of common stock to Universal in connection with the October transaction described above, (i) on July 19, 1999, Liberty acquired 318,318 shares of common stock for an aggregate consideration of $6,248,582.34, or $19.63 per share.

RELATIONSHIP BETWEEN USAI AND UNIVERSAL

         Under the Universal transaction, USAi and some of its subsidiaries entered into business agreements with Universal and some of its subsidiaries relating to, among other things: (1) the domestic distribution by USAi of Universal-produced television programming and Universal's library of television programming; (2) the international distribution by Universal of television programming produced by Studios USA; (3) long-term arrangements relating to the use by Studios USA of Universal's production facilities in Los Angeles and Orlando, Florida; and (4) a joint venture relating to the development of international general entertainment television channels.

         As part of the Universal transaction, Universal and USAi agreed to form a 50-50 joint venture to be managed by Universal which would own, operate and exploit the international development of USA Network, Sci-Fi Channel and Universal's action/adventure channel, 13TH STREET. USAi elected to have Universal buy out its 50% interest in this venture. Accordingly, during the first half of 1999, USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

         Universal, through its ownership of USAi stock and USANi LLC shares, is USAi's largest stockholder, assuming conversion of Universal's LLC Shares that is not currently permissible under FCC rules. Messrs. Bronfman, Matschullat, Minzberg and Mulligan are members of the Boards of Directors of USAi and USANi LLC and, other than Mr. Minzberg, hold director and executive positions with Universal and its affiliates, including Seagram. These individuals were elected to the Boards of Directors of USAi and USANi LLC under the transaction agreements relating to the Universal transaction. The Bronfman family, which includes Mr. Bronfman, holds a controlling interest in Seagram, which holds a controlling interest in Universal. Other than in their capacities as stockholders and officers of Seagram or Universal, and as directors and stockholders of USAi and USANi LLC, these individuals do not have any direct or indirect interest in the Universal-USAi agreements.

         As described above, in May 1999, USAi and Universal entered into certain agreements relating to the PolyGram Filmed Entertainment and October Films transactions.

         USAi and USANi LLC believe that the business agreements between USAi and Universal entered into as part of these transactions are all on terms at least as favorable to USAi and USANi LLC as terms that could have been obtained from an independent third party.

         In the ordinary course of business, USAi and USANi LLC may determine to enter into other agreements with Universal and its affiliates.

RELATIONSHIP BETWEEN USAI AND LIBERTY

         In March 1999, AT&T Corp. acquired all of the outstanding common stock of TCI, through a merger in which TCI became a subsidiary of AT&T. Liberty is an indirect wholly-owned subsidiary of TCI. As a result of this merger and certain governance provisions implemented at the time of the merger, based on information publicly reported by Liberty, neither AT&T nor TCI is deemed to be the beneficial owner of securities of USAi owned by Liberty. Based on such information,

USAi and USANi LLC do not believe that the business combination between AT&T and TCI will substantially impact USAi's or USANi LLC's relationship with Liberty.

         USAi and USANi LLC in the ordinary course of business enter into agreements with AT&T and its subsidiaries relating to, among other things, the carriage of the USA Networks cable networks and the Home Shopping Network and America's Store programming and the acquisition of, or other investment in, businesses related to the businesses of USAi and USANi LLC. Currently, none of the members of USAi's Board of Directors is affiliated with, or has been designated by, Liberty. Under the agreements relating to the Universal transaction, two designees of Liberty, Messrs. Malone and Bennett, are members of the USANi LLC Board of Directors. Liberty holds a substantial equity interest in USAi and USANi LLC, and Liberty is a party to the Universal transaction agreements filed as exhibits to USAi's publicly filed reports.

         In the ordinary course of business, USA Networks and Home Shopping Network enter into agreements with the operators of cable television systems for the carriage of USA Networks' cable networks and the Home Shopping Network and America's Store programming over cable television systems. USA Networks and Home Shopping Network have entered into agreements with a number of cable television operators in which AT&T has an ownership or management interest. The Home Shopping Network contracts are long-term and provide for a minimum subscriber guarantee and incentive payments based on the number of subscribers. Payments by Home Shopping Network to AT&T and its affiliates under these contracts for cable commissions and advertising were approximately $12.02 million for the year ended December 31, 1999. The renewal of the USA Network contract is currently being negotiated. Sci-Fi Channel has entered into a long-term contract, which may provide for carriage commitments, and provides a fee schedule based upon the number of subscribers. Payments by AT&T and its affiliates to USA Networks under these contracts were approximately $70.4 million in the aggregate for the year ended December 31, 1999.

         During April 1996, Home Shopping Network sold a majority of its interest in HSN Direct Joint Venture, its infomercial operation, for $5.9 million to entities controlled by Flextech P.L.C., a company controlled by Liberty. In each of February 1998, 1999 and 2000, Flextech paid Home Shopping Network a $250,000 installment of the purchase price. Home Shopping Network retains a 15% interest in the venture and a related corporation.

         During 1996, Home Shopping Network, along with Jupiter Programming Company, formed Shop Channel, a television shopping venture based in Tokyo. Liberty Media International, Inc., a subsidiary of Liberty, owns a 50% interest in Jupiter, the 70% shareholder in the venture. Home Shopping Network owns a 30% interest in Shop Channel. During 1999, Home Shopping Network loaned $2.5 million to Shop Channel. In addition, Home Shopping Network sold inventory and provided services in the amount of $1.3 million to Shop Channel during 1999.

         USAi and USANi LLC believe that their business agreements with AT&T and Liberty have been negotiated on an arm's-length basis and contain terms at least as favorable to USAi and USANi LLC as those that could be obtained from an unaffiliated third party. Neither Liberty nor AT&T derives any benefit from such transactions other than in its capacity as a stockholder of the other party or USAi and USANi LLC, as the case may be.

         In the ordinary course of business, and otherwise from time to time, USAi and USANi LLC may determine to enter into other agreements with Liberty, AT&T and other AT&T subsidiaries.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


------------------------------------------------------------------------------------------------------------------------------------
               (a) List of Documents filed as part of this Report
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
   SCHEDULE                                                                                                                  PAGE
    NUMBER                                                                                                                  NUMBER
------------------------------------------------------------------------------------------------------------------------------------
               (1)--USANi LLC and Subsidiaries (Including Predecessor Company) Financial Statements
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
                       Report of Independent Auditors....................................................................        111
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Consolidated          112
               Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Consolidated          113
               Balance Sheets as of December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Consolidated          115
               Statements of Members' Equity for the Years Ended December 31, 1999, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Consolidated          116
               Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                       Notes to Consolidated Financial Statements........................................................        117
------------------------------------------------------------------------------------------------------------------------------------
 II           --Valuation and Qualifying Accounts........................................................................        101
------------------------------------------------------------------------------------------------------------------------------------


         All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.


------------------------------------------------------------------------------------------------------------------------------------
               (5) --Exhibits (numbered in accordance with Item 601 of Regulation S-K)
------------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT                                                    DESCRIPTION                                                  NUMBER
    NUMBER
------------------------------------------------------------------------------------------------------------------------------------
2.1             Agreement and Plan of Exchange and Merger, dated as of August
                25, 1996, by and among Silver King Communications, Inc.,
                HouseAcquisition Corp., Home Shopping Network, Inc. and Liberty
                HSN,Inc., filed as Appendix B to USAi's Definitive Proxy
                Statement, dated November 20, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
2.2             Agreement and Plan of Merger by and among Silver King
                Communications, Inc., Thames Acquisition Corporation and Savoy
                Pictures Entertainment, Inc., as amended and restated as of
                August 13, 1996, filed as Appendix A to USAi's Definitive Proxy
                Statement, dated November 20, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
2.3             Investment Agreement, dated as of October 19, 1997, among
                Universal Studios, Inc., HSN, Inc., Home Shopping Network, Inc.
                and Liberty Media Corporation, as amended and restated as of
                December 18, 1997, filed as Appendix A to USAi's Definitive
                Proxy Statement, dated January 12, 1998, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
2.4             Contribution Agreement, dated as of February 8, 1999, by and among USAi, USANi LLC and USA Interactive Inc., filed as Exhibit
                2.2 to USAi's Form 8-K filed on February 26, 1999, is
                incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
2.5             Agreement and Plan of Merger, dated as of January 12, 2000, by and among Precision Response Corporation, USAi and P Acquisition
                Corp., filed as Exhibit 1 to USAi's Schedule 13D filed on
                January 19, 2000 is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
3.1             Restated Certificate of Incorporation of USAi, filed as Exhibit
                3.1 to USAi's Form 8-K, dated February 23, 1998, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
3.2             Amended and Restated By-Laws of USAi, filed as Exhibit 3.1 to
                USAi's Form 8-K, dated January 9, 1998, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
3.3             Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to
                USANi LLC's Registration Statement on Form S-4, dated January
                27,1999, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
3.4             Amended and Restated Limited Liability Company Agreement of
                USANi LLC, filed as Exhibit 10.59 to USAi's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1997, is
                incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
4.1             Indenture, dated as of November 23, 1998, among USAi, USANi LLC, the Guarantors party thereto, and The Chase Manhattan Bank, as
                Trustee, filed as Exhibit 4.1 to USAi's Registration



                Statement on Form S-4, dated January 27, 1999 (the "S-4") is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
4.2             Form of 6 3'4% Senior Notes due 2005 (included as Exhibit B to
                Exhibit 4.1 to USAi's S-4).
------------------------------------------------------------------------------------------------------------------------------------
4.3             Exchange and Registration Rights Agreement, dated as of November
                23, 1998, among USAi, USANi LLC, the Guarantors party thereto, and Chase Securities Inc., Bear, Stearns & Co. Inc., BNY Capital
                Markets, Inc. and NationsBanc Montgomery Securities LLC, filed as Exhibit 4.3 to the S-4 is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------

4.4             Indenture, dated as of June 25, 1993, for the Savoy 7%
                Convertible Subordinated Debentures due July 1, 2003, filed as
                Exhibit 4(d) to Savoy's S-1 Registration Statement No. 33-63192,
                is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
4.5             First Supplemental Indenture, dated as of October 24, 1993, for the Savoy 7% Convertible Debentures due July 1, 2003, filed as
                Exhibit 4(e) to Savoy's S-1 Registration Statement No. 33-70160,
                is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
4.6             Second Supplemental Indenture, dated as of December 17, 1993, for the Savoy 7% Convertible Debentures due July 1, 2003, filed as Exhibit 4(e) to Savoy's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
4.7             Third Supplemental Indenture, dated as of December 19, 1996, for the Savoy 7% Convertible Debentures due July 1, 2003 filed as
                Exhibit 4.1 to Savoy's Form 8-K, dated December 19, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.1            Form of Affiliation Agreements between USAi and Home Shopping
                Network, Inc., filed as Exhibit 10.2 to USAi's Registration
                Statement on Form 10, as amended, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.2*           Form of 1992 Stock Option and Restricted Stock Plan between USAi and Home Shopping Network, Inc., filed as Exhibit 10.6 to USAi's
                Registration Statement on Form 8, as amended, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.3*           Form of Retirement Savings and Employment Stock Ownership Plan,
                filed as Exhibit 10.8 to USAi's Registration Statement on Form
                8, as amended, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.4            Form of Indemnification Agreement, filed as Exhibit 10.10 to
                USAi's Registration Statement on Form 10, as amended, is
                incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.5            Form of Loan Agreement, as amended, by and between Silver King
                Capital Corporation, Inc. and Roberts Broadcasting Company of
                Denver, filed as Exhibit 10.17 to USAi's Annual Report on Form
                10-K, for the fiscal year ended August 31, 1994, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.6            Form of Shareholder Agreement by and among Silver King Capital
                Corporation, Inc., Roberts Broadcasting Company of Denver,
                Michael V. Roberts and Steven C. Roberts, filed as Exhibit 10.18 to USAi's Annual Report on Form 10-K, for the fiscal year ended
                August 31, 1994, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.7            Limited Liability Company Agreement, Funding Agreement and Form
                of First Amendment to LLC, Registration Rights Agreement and
                associated documents between USAi, the Class A Shareholders of
                Blackstar Communications, Inc. and Fox Television Stations,
                Inc., dated as of June 27, 1995 and August 18, 1995, filed as
                Exhibit 10.23 to USAi's Annual Report on Form 10-K, for the
                fiscal year ended August 31, 1995, are incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.8*           1986 Stock Option Plan for Employees, dated as of August 1,
                1986, filed as Exhibit 10.33 to Home Shopping Network, Inc.'s
                Form S-1 Registration Statement No. 33-8560, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.9*           First, Second, Third and Fourth Amendments to the 1986 Stock
                Option Plan for Employees, filed as Exhibit 10.31 to Home
                Shopping Network, Inc.'s Annual Report on Form 10-K, for the
                fiscal year ended December 31, 1993, are incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.10*          Form of 1990 Executive Stock Award Program, dated as of October
                17, 1990, as amended, filed as Exhibit 10.23 to Home Shopping
                Network, Inc.'s Annual Report on Form 10-K, for the fiscal year ended August 31, 1991, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
 10.11          Stock Purchase Agreement by and between Home Shopping Network,
                Inc. and The National Registry Inc., dated as of April 28, 1992, filed as Exhibit 10.29 to Home Shopping Network, Inc.'s Annual
                Report on Form 10-K, for the fiscal year ended August 31, 1992, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.12*          Home Shopping Network, Inc. Employee Stock Purchase Plan and
                Part-Time Employee Stock



------------------------------------------------------------------------------------------------------------------------------------
                Purchase Plan, filed as Exhibit 10.30 to Home Shopping
                Network, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.13*          Home Shopping Network, Inc. Employee Equity Participation Plan
                and Agreement and Declaration of Trust, filed as Exhibit 10.31 to Home Shopping's Annual Report on Form 10-K, for the fiscal year ended December 31, 1994, is incorporated herein by
                reference.
------------------------------------------------------------------------------------------------------------------------------------
 10.14*         Home Shopping Network, Inc. 1996 Stock Option Plan for
                Employees, filed as Exhibit A to the Home Shopping Definitive
                Proxy Statement, dated March 28, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
 10.15*         Home Shopping Network, Inc. 1996 Stock Option Plan for Outside
                Directors, filed as Exhibit B to the Home Shopping Definitive
                Proxy Statement, dated March 28, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
 10.16          Binding Term Sheet for the Stockholders Agreement, dated as of
                August 24, 1995, between Barry Diller and Liberty Media
                Corporation and the First Amendment thereto, dated August 25,
                1996, filed as Appendix I to USAi's Definitive Proxy Statement, dated November 20, 1996, are incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.17           Exchange Agreement, dated as of December 20, 1996, by and
                between the Registrant and Liberty HSN, Inc. filed as Exhibit
                10.25 to USAi's Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.18*          Equity and Bonus Compensation Agreement, dated as of August 24,
                1995, between Barry Diller and the Registrant filed as Exhibit
                10.26 to USAi's Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
 10.19*         Silver King Communications, Inc. 1995 Stock Incentive Plan filed as Appendix G to USAi's Definitive Proxy Statement, dated
                November 20, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
 10.20*         Silver King Communications, Inc. Directors' Stock Option Plan
                filed as Appendix H to USAi's Definitive Proxy Statement, dated
                November 20, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.21           Letter Agreement, dated April 3, 1996, between Home Shopping
                Network, Inc. and Gen. H. Norman Schwarzkopf filed as Exhibit
                10.34 to USAi's Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.22           Shareholders Agreement, dated December 12, 1996, relating to
                Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
                Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co.
                Ltd. filed as Exhibit 10.35 to USAi's Annual Report on Form
                10-K, for the fiscal year ended December 31, 1996, is
                incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.23           Services and Trademark License Agreement, dated as of December
                12, 1996, between Home Shopping Network, Inc. and Jupiter Shop
                Channel Co. Ltd., filed as Exhibit 10.36 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.24           Purchase and Sale Agreement among Home Shopping Network GmbH,
                Home Shopping Network, Inc., Quelle Schickedanz AG & Co., Mr.
                Thomas Kirch and Dr. Georg Kofler, dated as of January 16, 1997, filed as Exhibit 10.37 to USAi's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.25           Joint Venture Agreement between Quelle Schickedanz AG & Co.,
                Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
                Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the
                Purchase and Sale Agreement, filed as Exhibit 10.38 to USAi's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.26           License Agreement, dated as of January 1, 1996, between Ronald
                A. Katz Technology Licensing, L.P. and Home Shopping Network,
                Inc., filed as Exhibit 10.39 to USAi's Annual Report on Form
                10-K for the fiscal year ended December 31, 1996, is
                incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.27           Shareholder Agreement, dated as of April 26, 1996, by and among
                Channel 66 of Vallejo, California, Inc., Whitehead Media of
                California, Inc. and Silver King Capital Corporation, Inc.,
                filed as Exhibit 10.40 to USAi's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1996, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.28           Loan Agreement, dated as of April 26, 1996, by and between SKC
                Investments, Inc. and Channel 66 of Vallejo, California, Inc.,
                filed as Exhibit 10.41 to USAi's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1996, is incorporated herein by reference.




------------------------------------------------------------------------------------------------------------------------------------
10.29           Joint Venture and License Agreement, dated as of June 12, 1992, between Savoy Pictures Entertainment, Inc. and Home Box Office,
                Inc. (confidential treatment for portions thereof granted), filed as Exhibit 10(a) to Savoy's S-1 Registration Statement No.
                33-57956, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.30           License Agreement, dated as of June 12, 1992, among Savoy
                Pictures Entertainment, Inc. and Home Box Office, Inc.
                (confidential treatment of portions thereof granted), filed as
                Exhibit 10(b) to Savoy's S-1 Registration Statement No.
                33-57956, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.31           Warrant Agreement, dated as of March 2, 1992, between Savoy
                Pictures Entertainment, Inc. and Allen & Company Incorporated,
                filed as Exhibit 10(f) to Savoy's S-1 Registration Statement No.
                33-57956, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.32           Warrant Agreement, dated as of March 2, 1992, between Savoy
                Pictures Entertainment, Inc. and GKH Partners, L.P., filed as
                Exhibit 10(g) to Savoy's S-1 Registration Statement No.
                33-57956, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.33           Warrant Agreement, dated as of April 20, 1994, between Savoy and
                GKH Partners, L.P., filed as Exhibit 10.2 to Savoy's Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.34*          Amended and Restated Stock Option Plan (including form of Stock
                Options Agreement) filed as Exhibit 4.1 to Savoy's Registration
                Statement No. 33-70740, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.35*          Savoy 1995 Stock Option Plan filed as Exhibit 10(+) to Savoy's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1995, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.36           $1,600,000,000 Credit Agreement, dated February 12, 1998, among
                USAi, USANi LLC, as Borrower, Various Lenders, The Chase
                Manhattan Bank as Administrative Agent, Syndication Agent and
                Collateral Agent, and Bank of America National Trust & Savings
                Association and The Bank of New York as Co- Documentation
                Agents, filed as Exhibit 10.50 to USAi's Annual Report on Form
                10- K for the fiscal year ended December 31, 1997 is
                incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.37           First Amendment and Consent, dated as of June 24, 1998, to the
                Credit Agreement, dated February 12, 1998, among USAi, USANi
                LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                Administrative Agent, Syndication Agent and Collateral Agent,
                and Bank of America National Trust & Savings Association and The
                Bank of New York, as Co-Documentation Agents, filed as Exhibit
                10.39 to the S-4, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.38           Second Amendment, dated as of October 9, 1998, to the Credit
                Agreement, dated February 12, 1998, among USAi, USANi LLC, as
                Borrower, Various Lenders, The Chase Manhattan Bank, as
                Administrative Agent, Syndication Agent and Collateral Agent,
                and Bank of America National Trust & Savings Association and The
                Bank of New York, as Co- Documentation Agents, filed as Exhibit
                10.40 to the S-4, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
 10.39          Third Amendment, dated as of April 29, 1999, to the Credit
                Agreement, dated February 12, 1998, among USAi, USANi LLC, as
                Borrower, Various Lenders, The Chase Manhattan Bank, as
                Administrative Agent, Syndication Agent and Collateral Agent,
                and Bank of America National Trust & Savings Association and The
                Bank of New York, as Co-Documentation Agents, filed as Exhibit
                10.39 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.40           Fourth Amendment, dated as of January 31, 2000, to the Credit
                Agreement, dated February 12, 1998, among USAi, USANi LLC, as
                Borrower, Various Lenders, The Chase Manhattan Bank, as
                Administrative Agent, Syndication Agent and Collateral Agent,
                and Bank of America National Trust & Savings Association and The
                Bank of New York, as Co-Documentation Agents, filed as Exhibit
                10.40 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.41           Form of Governance Agreement among HSN, Inc., Universal Studios,
                Inc., Liberty Media Corporation and Barry Diller, dated as of
                October 19, 1997, filed as Appendix B to USAi's Definitive Proxy
                Statement, dated January 12, 1998, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.42           Form of Stockholders Agreement among Universal Studios, Inc.,
                Liberty Media Corporation, Barry Diller, HSN, Inc. and The
                Seagram Company Ltd. dated as of October 19, 1997, filed as
                Appendix C to USAi's Definitive Proxy Statement, dated January
                12, 1998, is incorporated herein by reference.



------------------------------------------------------------------------------------------------------------------------------------
10.43           Form of Spinoff Agreement between Liberty Media Corporation and
                Universal Studios, Inc. dated as of October 19, 1997, filed as
                Appendix D to USAi's Definitive Proxy Statement, dated January
                12, 1998, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.44*          HSN, Inc. 1997 Stock and Annual Incentive Plan filed as Exhibit
                F to USAi's Definitive Proxy Statement, dated January 12, 1998, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.45*          Employment Agreement between Thomas J. Kuhn and HSN, Inc. dated
                February 9, 1998 filed as Exhibit 10.56 to USAi's Annual Report on Form 10- K, for the fiscal year ended December 31, 1997 is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.46*          Employment Agreement between Michael P. Durney and USAi, dated
                March 30, 1998, filed as Exhibit 10.9 to USAi's 10-Q for the quarter ended March 31, 1998, is incorporated herein by
                reference.
------------------------------------------------------------------------------------------------------------------------------------
10.47*          Employment Agreement between Michael Sileck and USAi, dated
                October 12, 1999, filed as Exhibit 10.47 to USAi's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.48*          Employment Agreement between Barry Baker and USAi, dated
                Fabruary 19, 1999, filed as Exhibit 10.48 to USAi's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1999 is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.49*          HSN, Inc. Retirement Savings Plan ("Savings Plan"), filed as
                Exhibit 10.58 to USAi's Form 10-K for the fiscal year ended
                December 31, 1997 is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.50*          Amendment to the Savings Plan, filed as Exhibit 10.49 to the
                S-4, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
10.51           Exchange Agreement, dated as of October 19, 1997, by and among
                HSN, Inc. (renamed USA Networks, Inc.), Universal Studios, Inc.
                (and certain of its subsidiaries) and Liberty Media Corporation
                (and certain of its subsidiaries) filed as Exhibit 10.60 to
                USAi's Annual Report on Form 10-K, for the fiscal year ended
                December 31, 1997, is incorporated herein by reference.
-----------------------------------------------------------------------------------------------------------------------------------
10.52           License and Services Agreement, dated as of August 12, 1998, by and between Ticketmaster Corporation, Ticketmaster Multimedia
                Holdings, Inc., and USAi (confidential treatment for portions thereof granted), filed as Exhibit 10.29 to Ticketmaster
                Online-CitySearch, Inc.'s Form S-1 Registration Statement No.
                333-64855, is incorporated herein by reference.
------------------------------------------------------------------------------------------------------------------------------------
21.1**          Subsidiaries of USANi LLC
------------------------------------------------------------------------------------------------------------------------------------
27.1**          Financial Data Schedule for the year ended December 31, 1999
                (for SEC use only)
------------------------------------------------------------------------------------------------------------------------------------
27.2**          Financial Data Schedule for the year ended December 31, 1998
                (for SEC use only)
------------------------------------------------------------------------------------------------------------------------------------
27.3**          Financial Data Schedule for the year ended December 31, 1997
                (for SEC use only)
------------------------------------------------------------------------------------------------------------------------------------


*        Reflects management contracts and compensatory plans.

**       Filed herewith.

         (b)      Reports on Form 8-K filed during the quarter ended December
31, 1999:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


------------------------------------------------------------------------------------------------------------------------------------
 March 14, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                     USANI LLC
------------------------------------------------------------------------------------------------------------------------------------
                                                     By:                              /s/ Barry Diller

                                                                                          Barry Diller
                                                                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER
------------------------------------------------------------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2000.


------------------------------------------------------------------------------------------------------------------------------------
                     SIGNATURE                                                            TITLE
------------------------------------------------------------------------------------------------------------------------------------
                /s/ Barry Diller                     Chairman of the Board, Chief Executive Officer and Director

                    Barry Diller
------------------------------------------------------------------------------------------------------------------------------------
                /s/ Barry Baker                      Director and Chief Operating Officer

                    Barry Baker
------------------------------------------------------------------------------------------------------------------------------------
             /s/ Michael P. Durney                   Vice President and Controller (Chief Accounting Officer)

                 Michael P. Durney
------------------------------------------------------------------------------------------------------------------------------------
             /s/ Victor A. Kaufman                   Director and Vice Chairman

                 Victor A. Kaufman
------------------------------------------------------------------------------------------------------------------------------------
               /s/ Michael Sileck                    Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                   Michael Sileck
------------------------------------------------------------------------------------------------------------------------------------
               /s/ Paul G. Allen                     Director

                   Paul G. Allen
------------------------------------------------------------------------------------------------------------------------------------
             /s/ Robert R. Bennett                   Director

                 Robert R. Bennett
------------------------------------------------------------------------------------------------------------------------------------
            /s/ Edgar Bronfman, Jr.                  Director

                Edgar Bronfman, Jr.
------------------------------------------------------------------------------------------------------------------------------------
              /s/ Anne M. Busquet                    Director

                  Anne M. Busquet
------------------------------------------------------------------------------------------------------------------------------------
              /s/ Donald R. Keough                   Director

                  Donald R. Keough
------------------------------------------------------------------------------------------------------------------------------------
               /s/ John C. Malone                   Director

                   John C. Malone
------------------------------------------------------------------------------------------------------------------------------------
           /s/ Robert W. Matschullat                 Director

               Robert W. Matschullat
------------------------------------------------------------------------------------------------------------------------------------
              /s/ Samuel Minzberg                    Director

                  Samuel Minzberg
------------------------------------------------------------------------------------------------------------------------------------
              /s/ William D. Savoy                    Director

                  William D. Savoy
------------------------------------------------------------------------------------------------------------------------------------
           /s/ H. Norman Schwarzkopf                 Director

               H. Norman Schwarzkopf
------------------------------------------------------------------------------------------------------------------------------------
           /s/ Diane Von Furstenberg                 Director

               Diane Von Furstenberg
------------------------------------------------------------------------------------------------------------------------------------


                                                                     SCHEDULE II

                           USANI LLC AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------------
                                                   BALANCE AT      CHARGES TO         CHARGES          DEDUCTIONS-       BALANCE
                                                    BEGINNING       COSTS AND         TO OTHER         DESCRIBE(1)        AT END
                                                    OF PERIOD       EXPENSES        ACCOUNTS(2)                         OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts:
------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1999.................           $20,572         $21,207           $(1,414)          $(7,048)        $33,317
------------------------------------------------------------------------------------------------------------------------------------
                                                          $2,177          $7,914            $14,933          $(5,825)        $20,572
 Year ended December 31, 1998.................
------------------------------------------------------------------------------------------------------------------------------------
                                                          $2,679          $3,432               $813          $(3,336)         $2,177
 Year ended December 31, 1997.................
------------------------------------------------------------------------------------------------------------------------------------


(1)      Write-off fully reserved accounts receivable.

(2) Amounts relate to the acquisition of USA Network as part of the Universal Transaction in 1998.