Form 10-Q
period 2000-03-31
USANI LLC
filed 2000-05-15
CIK 1077059

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                             ---------------------

                                   USANI LLC

             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NO. 333-71305-03

               DELAWARE                                     59-3490970
    (State or Other Jurisdiction of                       (IRS Employer
    Incorporation or Organization)                    Identification Number)

                             152 WEST 57TH STREET,
                           NEW YORK, NEW YORK, 10019

             (Address of Registrant's principal executive offices)

                                 (212) 314-7300
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
Networks and television production..........................  $378,953   $331,544
Electronic retailing........................................   379,058    275,510
Interactive.................................................     6,088      6,516
Electronic commerce and services............................       898        273
Other.......................................................        --      4,046
                                                              --------   --------
Total net revenues..........................................   764,997    617,889

OPERATING COSTS AND EXPENSES:
Cost of sales and services..................................   238,411    176,086
Program costs...............................................   165,864    170,067
Selling and marketing.......................................    88,894     62,631
General and administrative..................................    72,159     56,036
Other operating costs.......................................    25,724     22,129
Amortization of cable distribution fees.....................     8,223      6,090
Depreciation and amortization...............................    47,738     43,007
                                                              --------   --------
    Total operating costs and expenses......................   647,013    536,046
                                                              --------   --------

Operating profit............................................   117,984     81,843
Other income (expense):
Interest income.............................................    13,829     10,615
Interest expense............................................   (16,907)   (20,378)
Gain on sale of securities..................................        --     47,300
Miscellaneous...............................................    (2,479)     9,616
                                                              --------   --------
                                                                (5,557)    47,153
                                                              --------   --------

Earnings before income taxes................................   112,427    128,996
Minority interest (expense) benefit.........................    (2,296)       186
Income tax expense..........................................    (5,012)    (1,883)
                                                              --------   --------
NET EARNINGS................................................  $105,119   $127,299
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                              ----------   ------------
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  241,778    $  247,474
Accounts and notes receivable, net of allowance of $41,200
  and $33,317, respectively.................................     389,562       381,175
Inventories, net............................................     440,116       432,520
Investments held for sale...................................      12,000            --
Other current assets, net...................................      20,551         8,542
                                                              ----------    ----------
    Total current assets....................................   1,104,007     1,069,711

PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     152,077       123,606
Buildings and leasehold improvements........................      60,725        59,074
Furniture and other equipment...............................      66,669        67,246
Land........................................................      10,246        10,246
Projects in progress........................................      28,377        31,736
                                                              ----------    ----------
                                                                 318,094       291,908
    Less accumulated depreciation and amortization..........     (92,620)      (79,350)
                                                              ----------    ----------
                                                                 225,474       212,558
OTHER ASSETS
Intangible assets, net......................................   5,104,199     5,105,510
Cable distribution fees, net ($33,532 and $35,181,
  respectively, to related parties).........................     149,442       130,988
Long-term investments.......................................      53,597        93,742
Notes and accounts receivable, net..........................      19,370        19,506
Inventories, net............................................     142,891       154,497
Advances to USAI and Subsidiaries...........................     656,244       649,480
Deferred charges and other, net.............................      39,558        36,934
                                                              ----------    ----------
                                                              $7,494,782    $7,472,926
                                                              ==========    ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                              ----------   ------------
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
              LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   16,335    $    3,758
Accounts payable, trade.....................................     148,915       147,864
Obligations for program rights and film costs...............     280,920       265,235
Cable distribution fees payable ($18,559 and $18,733,
  respectively, to related parties).........................      51,355        43,993
Deferred revenue............................................      48,643        47,536
Other accrued liabilities...................................     292,892       257,575
                                                              ----------    ----------
Total current liabilities...................................     839,060       765,961

LONG-TERM OBLIGATIONS
(net of current maturities).................................     528,203       527,339

OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     237,429       256,260

OTHER LONG-TERM LIABILITIES.................................      74,772        81,156

MINORITY INTEREST...........................................       4,964           531

COMMITMENTS AND CONTINGENCIES...............................          --            --

MEMBERS' EQUITY.............................................

Class A (245,393,314 and 245,601,782 shares,
  respectively).............................................   1,892,580     1,912,514
Class B (282,161,532 shares)................................   2,978,635     2,978,635
Class C (45,774,708 shares).................................     466,252       466,252
Retained earnings...........................................     471,228       484,278
Accumulated other comprehensive income......................       1,659            --
                                                              ----------    ----------

Total members' equity.......................................   5,810,354     5,841,679
                                                              ----------    ----------

                                                              $7,494,782    $7,472,926
                                                              ==========    ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                  (UNAUDITED)

                                                                                              ACCUMULATED
                                            CLASS A      CLASS B     CLASS C                     OTHER
                                              LLC          LLC         LLC      RETAINED     COMPREHENSIVE
                                TOTAL        SHARES       SHARES      SHARES    EARNINGS        INCOME
                              ----------   ----------   ----------   --------   ---------   ---------------
                                                             (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999......................  $5,841,679   $1,912,514   $2,978,635   $466,252   $484,278        $   --
COMPREHENSIVE INCOME:
Net earnings for the three
  months ended March 31,
  2000......................     105,119           --           --         --    105,119            --
Foreign currency
  translation...............        (299)                                                         (299)
Increase in unrealized gains
  in available for sale
  securities................       1,958           --           --         --         --         1,958
                              ----------
Comprehensive income........     106,778
Issuance of LLC shares......      14,485       14,485           --         --         --            --
Repurchase of LLC shares....     (34,419)     (34,419)          --         --         --            --
Mandatory tax distribution
  to LLC partners...........    (118,169)          --           --         --   (118,169)           --
                              ----------   ----------   ----------   --------   --------        ------
BALANCE AT MARCH 31,
  2000......................  $5,810,354   $1,892,580   $2,978,635   $466,252   $471,228        $1,659
                              ==========   ==========   ==========   ========   ========        ======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 105,119   $ 127,299

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................     47,738      43,007
  Amortization of cable distribution fees...................      8,223       6,090
  Amortization of program rights and film costs.............    143,468     159,261
  Gain on sale of securities................................         --     (47,300)
  Amortization of deferred financing costs..................        935          --
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................      2,788         443
  Minority interest.........................................      2,296        (186)

CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................       (767)     11,477
  Inventories...............................................     21,921       5,332
  Accounts payable..........................................     (9,225)    (44,110)
  Accrued liabilities and deferred revenue..................     14,384      (8,172)
  Payment for program rights and film costs.................   (166,028)   (161,939)
  Increase in cable distribution fees.......................    (18,591)     (6,981)
  Other, net................................................     19,634      (1,185)
                                                              ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    171,895      83,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................     (3,997)     (7,500)
Capital expenditures........................................    (17,010)    (10,011)
Increase in long-term investments and notes receivable......     (1,853)    (11,385)
Advance to Styleclick.......................................     (5,000)         --
Proceeds from sale of securities............................         --      58,110
Proceeds from long-term notes receivable....................         --       3,691
Other, net..................................................     (4,458)         --
                                                              ---------   ---------
    NET CASH USED IN INVESTING ACTIVITIES...................    (32,318)     32,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     19,514          --
Intercompany................................................     (2,673)      4,311
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)
Principal payments on long-term obligations.................    (16,162)     (6,965)
Repurchase of LLC shares....................................    (34,419)         --
Proceeds from issuance of LLC shares........................     14,485          --
Other.......................................................     (7,550)         --
                                                              ---------   ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....   (144,974)    (55,409)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (299)         --
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     (5,696)     60,532
Cash and cash equivalents at beginning of period............    247,474     234,903
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 241,778   $ 295,435
                                                              =========   =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANi LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

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

    On February 12, 1998, the Company acquired USA Networks, a New York general partnership, consisting of cable television networks, USA Network and Sci-Fi Channel ("Networks"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by The Seagram Company Ltd. ("Seagram").

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

    The four principal areas of business are:

    - Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - Electronic retailing, which consists primarily of the Home Shopping Network and America's Store which are engaged in the electronic retailing business.

    - Interactive, which represents Internet Shopping Network, the Company's on-line retailing networks business.

    - Electronic commerce and services, which primarily represents the Company's customer and e-care businesses.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2000. Certain amounts in the Condensed Consolidated Financial Statements for the quarter ended March 31, 1999 have been reclassified to conform to the 2000 presentation.

    In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed

                           USANi LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--INVESTMENTS

    During the quarter ended March 31, 1999, the Company recognized a pre-tax gain of $47.3 million on the sale of securities in a publicly traded entity.

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000:

    As of January 1, 2000 the Company began to consolidate the accounts of HOT Germany, an electronic retailer operating principally in Germany, whereas its investment in HOT Germany was previously accounted for under the equity method of accounting.

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USAi common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999:

    During the quarter ended March 31, 1999, the Company acquired post-production and other equipment through capital leases totaling $2.0 million.

NOTE 5--INDUSTRY SEGMENTS

    For the three months ended ended March 31, 2000 and 1999, the Company operated principally in four industry segments: Networks and television production, Electronic retailing, Interactive and Electronic commerce and services. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment

                           USANi LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
represents the Company's on-line retailing networks business. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
                                                           (IN THOUSANDS)
REVENUE
Networks and television production...................  $378,953       $331,544
Electronic retailing.................................   379,058        275,510
Interactive..........................................     6,088          6,516
Electronic commerce and services.....................       898            273
Other................................................        --          4,046
                                                       --------       --------
                                                       $764,997       $617,889
                                                       ========       ========

OPERATING PROFIT (LOSS)
Networks and television production...................  $110,787       $ 81,270
Electronic retailing.................................    30,012         14,686
Electronic commerce and services.....................    (3,923)          (426)
Interactive..........................................   (10,057)        (7,801)
Corporate and other..................................    (8,835)        (5,886)
                                                       --------       --------
                                                       $117,984       $ 81,843
                                                       ========       ========

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

    On November 23, 1998, USAi and the Company completed an offering of $500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USAi, including Holdco, a non-wholly owned, direct subsidiary of USAi, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USAi or the Company, as the case may be.

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

                           USANi LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--SUBSEQUENT EVENTS

ACQUISITION OF PRECISION RESPONSE CORPORATION

    On April 5, 2000, USAi acquired Precision Response Corp. ("PRC") in a stock-for-stock transaction, issuing 24.3 million shares of USAi common stock valued at approximately $705 million in exchange for all outstanding equity of PRC.

MERGER OF INTERNET SHOPPING NETWORK AND STYLECLICK.COM

    On January 25, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, announced an agreement to form a new company by merging Internet Shopping Network ("ISN") and Styleclick.com. The new company, which will be named Styleclick, Inc., will own and operate the combined properties of Styleclick.com Inc. and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media, and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and Styleclick.com stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million bridge loan to Styleclick.com. As of March 31, 2000, the amount outstanding under the loan is $5.0 million. The transaction is expected to close in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    USANi LLC, a Delaware limited liability company (the "Company" or "LLC"), is a subsidiary of Home Shopping Network, Inc. ("Holdco"), which is a subsidiary of USA Networks, Inc. ("USAi"). The Company is a holding company, the subsidiaries of which are engaged in diversified media and electronic commerce businesses.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

NET REVENUES

    For the three months ended March 31, 2000, net revenues increased
$147.1 million, or 23.8%, to $765.0 million from $617.9 million compared to 1999 primarily due to increases of $103.5 million and $47.4 million from the Electronic retailing and Networks and television production businesses, respectively. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis. Whereas, the investment was previously accounted for under the equity method of accounting. Revenues for the German operations were $54.1 million in the three months ended March 31, 2000 as compared to $36.4 million in 1999.

    The increase in electronic retailing primarily resulted from Home Shopping Network's core domestic business, which generated increased sales of $47.9 million, and the consolidation of the German operations, which resulted in increased sales of $54.1 million. Total units shipped increased by 6.5% to
8.2 million units compared to 7.7 million units in 1999. The increase in net revenues also reflected a decrease in the return rate to 21.4% from 22.8% in 1999. The increase in Networks and televsion production primarily resulted from an increase in advertising revenues at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci-Fi Channel due to an increase in subscribers and higher ratings. Revenue of Studios USA also increased due to increased revenues from one-hour dramas and talk shows offset by fewer network-pick-ups for comedy productions.

OPERATING COSTS AND EXPENSES

    For the three months ended March 31, 2000, total operating costs and expenses increased $104.1 million, or 21.4%, to $591.1 million from $487.0 million compared to 1999, primarily due to increased costs of $82.9 million, $18.1 million and $4.1 million from the Electronic retailing, Networks and television production and Electronic commerce and services businesses, respectively. The increased costs are related to the higher revenue of all of the businesses, the consolidation of the German electronic retailing operations as of Janaury 1, 2000, and start-up costs of the Electronic commerce and services business.

    Amortization of cable distribution fees increased by $2.1 million due to higher cost distribution arrangements.

OTHER INCOME (EXPENSE), NET

    For the three months ended March 31, 2000, net interest expense decreased by $6.7 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty").

    In the three months ended March 31, 1999, the Company realized gains of $47.3 million related to the sale of securities and $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

INCOME TAXES

    As a limited liability company, the Company is not subject to federal or state income taxes in the United States, but rather the LLC partners are responsible for taxes related to the earnings attributable to each partner. The Company is subject to unincorporated business tax in New York City and income tax in Germany.

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

    Net cash provided by operating activities was $171.9 million for the three months ended March 31, 2000 compared to $83.0 million for the three months ended March 31, 1999. These cash proceeds were used to pay for capital expenditures of $17.0 million, to make principal payments on long-term obligations of $16.2 million, to make mandatory tax distribution payments to LLC partners of $118.2 million, including $50.1 million to USAi, and to provide funding to USAi.

    Under the investment agreement, transfers of cash between USAi and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USAi into USANi LLC. During the three months ended March 31, 2000, net transfers from USANi LLC to USAi totaling approximately $81.7 million, including $25.0 million related to contingent purchase price payments on the Hotel Reservations Network Transaction, $22.0 million to fund the operations of USAi's television broadcast operations, and $8.8 million to fund the operations of USA Films. Funds of $34.4 million were also transferred to USAi to purchase shares of treasury stock.

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of March 31, 2000, there was $599.0 million available for borrowing after taking into account outstanding letters of credit.

    Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. On May 3, 2000, Liberty notified USAi of its intention to exercise its preemptive right for approximately 7.9 million shares related principally to the PRC transaction, which will result in proceeds of approximately $179.1 million.

    USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of the Internet business future capital expenditures are projected to be higher than current amounts.

    On February 29, 2000, the Company made a mandatory tax distribution payment to the LLC partners in the amount of $118.2 million, including $50.1 million to USAi.

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

    USANi LLC believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

ITEM 2(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    At March 31, 2000, the Company's outstanding debt approximated
$544.5 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board, Chief      May 15, 2000
                    Barry Diller                         Executive Officer and Director

                 /s/ MICHAEL SILECK                    Senior Vice President and Chief
     -------------------------------------------         Financial Officer (Principal    May 15, 2000
                   Michael Sileck                        Financial Officer)

              /s/ WILLIAM J. SEVERANCE
     -------------------------------------------       Vice President and Controller     May 15, 2000
                William J. Severance                     (Chief Accounting Officer)