Form 10-Q
period 2000-09-30
USANI LLC
filed 2000-11-14
CIK 1077059

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
  Networks and television production.............  $336,047   $307,094   $1,105,688   $  955,032
  Electronic retailing...........................   426,549    314,718    1,243,756      941,467
  Interactive....................................     5,147      6,660       17,555       21,489
  Electronic commerce and services...............     2,524        543        5,121        1,731
  Emerging networks..............................     8,591        266       12,862          693
  Other..........................................       509         --        1,568        6,894
                                                   --------   --------   ----------   ----------
    Total net revenues...........................   779,367    629,281    2,386,550    1,927,306
                                                   --------   --------   ----------   ----------
Operating costs and expenses:
  Cost of sales..................................   280,851    206,406      823,741      634,100
  Program costs..................................   146,000    147,549      485,037      466,896
  Selling and marketing..........................    97,940     74,121      280,928      209,859
  General and administrative.....................    72,022     60,080      227,121      173,876
  Other operating costs..........................    33,391     22,081       90,343       66,400
  Amortization of cable distribution fees........     8,845      6,938       25,335       19,214
  Depreciation and amortization..................    58,971     44,058      154,945      130,620
                                                   --------   --------   ----------   ----------
    Total operating costs and expenses...........   698,020    561,233    2,087,450    1,700,965
                                                   --------   --------   ----------   ----------
    Operating profit.............................    81,347     68,048      299,100      226,341
Other income (expense):
  Interest income................................     5,283     12,636       19,195       31,959
  Interest expense...............................    (6,329)   (21,066)     (24,807)     (61,685)
  Gain on sale of securities.....................        --     39,451           --       89,721
  Other, net.....................................    70,575       (779)      66,567          879
                                                   --------   --------   ----------   ----------
                                                     69,529     30,242       60,955       60,874
                                                   --------   --------   ----------   ----------
Earnings before income taxes and minority
  interest.......................................   150,876     98,290      360,055      287,215
Income tax expense...............................    (7,562)    (1,938)     (18,525)      (5,076)
Minority interest................................     4,706        135          392          512
                                                   --------   --------   ----------   ----------
NET EARNINGS.....................................  $148,020   $ 96,487   $  341,922   $  282,651
                                                   ========   ========   ==========   ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $  135,335      $  247,474
Accounts and notes receivable, net of allowance of $48,734
  and $33,317, respectively.................................      453,277         381,175
Inventories, net............................................      553,677         432,520
Investments held for sale...................................        2,062              --
Other current assets, net...................................       28,267           8,542
                                                               ----------      ----------
    Total current assets....................................    1,172,618       1,069,711
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      133,148         123,606
Buildings and leasehold improvements........................       66,050          59,074
Furniture and other equipment...............................       71,249          67,246
Land........................................................       10,275          10,246
Projects in progress........................................       19,948          31,736
                                                               ----------      ----------
                                                                  300,670         291,908
    Less accumulated depreciation and amortization..........      (66,643)        (79,350)
                                                               ----------      ----------
                                                                  234,027         212,558
OTHER ASSETS
Intangible assets, net......................................    5,280,021       5,105,510
Cable distribution fees, net
  ($30,235 and $35,181, respectively, to related parties)...      146,155         130,988
Long-term investments.......................................       37,272          93,742
Notes and accounts receivable, net ($3,283 and $2,562,
  respectively, from related parties).......................       29,121          19,506
Inventories, net............................................      182,422         154,497
Advances to USAI and subsidiaries...........................      856,659         649,480
Deferred charges and other, net.............................       39,494          36,934
                                                               ----------      ----------
                                                               $7,977,789      $7,472,926
                                                               ==========      ==========
                             LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   20,829      $    3,758
Accounts payable, trade.....................................      139,149         147,864
Obligations for program rights and film costs...............      295,561         265,235
Cable distribution fees payable
  ($18,431 and $18,733, respectively, to related parties)...       28,993          43,993
Deferred revenue............................................       63,684          47,536
Other accrued liabilities...................................      327,309         257,575
                                                               ----------      ----------
Total current liabilities...................................      875,525         765,961
LONG-TERM OBLIGATIONS (net of current maturities)...........      525,406         527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS,
  net of current............................................      279,260         256,260
OTHER LONG-TERM LIABILITIES.................................       85,758          81,156
MINORITY INTEREST...........................................       64,531             531
COMMITMENTS AND CONTINGENCIES...............................           --              --
MEMBERS' EQUITY
Class A (252,326,640 and 245,601,782 shares,
  respectively).............................................    2,004,891       1,912,514
Class B (282,161,532 shares)................................    2,978,635       2,978,635
Class C (45,774,708 shares).................................      466,252         466,252
Retained earnings...........................................      708,031         484,278
Accumulated other comprehensive income......................      (10,500)             --
                                                               ----------      ----------
    Total members' equity...................................    6,147,309       5,841,679
                                                               ----------      ----------
                                                               $7,977,789      $7,472,926
                                                               ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                  (UNAUDITED)

                                                                                                                  ACCUMULATED
                                                                 CLASS A      CLASS B     CLASS C                    OTHER
                                                                   LLC          LLC         LLC      RETAINED    COMPREHENSIVE
                                                     TOTAL        SHARES       SHARES      SHARES    EARNINGS        INCOME
                                                   ----------   ----------   ----------   --------   ---------   --------------
                                                                                  (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999.....................  $5,841,679   $1,912,514   $2,978,635   $466,252   $ 484,278      $     --

Comprehensive income:
  Net earnings for the nine months ended
    September 30, 2000...........................     341,922           --           --         --     341,922            --
  Foreign currency translation...................      (2,521)          --           --         --          --        (2,521)
  Increase in unrealized gains in available for
    sale securities..............................      (7,979)          --           --         --          --        (7,979)
                                                   ----------
    Comprehensive income.........................     331,422           --           --         --          --            --
Issuance of LLC shares...........................     222,284      222,284           --         --          --            --
Repurchase of LLC shares.........................    (129,907)    (129,907)          --         --          --            --
Mandatory tax distribution to LLC partners.......    (118,169)          --           --         --    (118,169)           --
                                                   ----------   ----------   ----------   --------   ---------      --------
BALANCE AT SEPTEMBER 30, 2000....................  $6,147,309   $2,004,891   $2,978,635   $466,252   $ 708,031      ($10,500)
                                                   ==========   ==========   ==========   ========   =========      ========

    Comprehensive income for the three months ended September 30, 2000 was $140,849.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 341,922   $ 282,651

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    154,945     130,620
  Amortization of cable distribution fees...................     25,335      19,214
  Amortization of program rights and film costs.............    428,537     391,088
  Gain on sale of subsidiary stock..........................   (104,625)         --
  Gain on sale of securities................................         --     (89,721)
  Non-cash compensation.....................................      5,954       1,890
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................     38,260         754
  Minority interest.........................................       (392)       (512)

CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................    (67,348)     16,205
  Inventories...............................................     (1,615)        375
  Accounts payable..........................................    (28,228)    (43,174)
  Accrued liabilities and deferred revenue..................     45,153      15,295
  Payment for program rights and film costs.................   (528,053)   (410,500)
  Increase in cable distribution fees.......................    (39,251)    (35,624)
  Other, net................................................     20,430       1,749
                                                              ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    291,024     280,310
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (107,934)     (7,500)
Capital expenditures........................................    (49,247)    (43,781)
Increase in long-term investments and notes receivable......    (21,769)    (12,750)
Proceeds from sale of securities............................         --     107,231
Other, net..................................................     (2,806)      6,221
                                                              ---------   ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.....   (181,756)     49,421
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     50,029          --
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)
Principal payments on long-term obligations.................    (44,890)   (252,182)
Repurchase of LLC shares....................................   (129,907)     (7,226)
Proceeds from issuance of LLC shares........................    216,493     401,319
Advances to USAi and subsidiaries...........................   (181,052)   (457,864)
Other.......................................................    (13,309)         --
                                                              ---------   ---------
    NET CASH USED IN FINANCING ACTIVITIES...................   (220,805)   (368,708)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (602)         --
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (112,139)    (38,977)
Cash and cash equivalents at beginning of period............    247,474     234,903
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 135,335   $ 195,926
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

    On July 27, 2000, the Company and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See Note 3.

    COMPANY BUSINESS

    The Company is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    The five principal areas of business are:

    - Networks and television production, which includes Networks and Studios USA. Networks operates the USA Network and Sci-Fi Channel cable networks and Studios USA produces and distributes television programming.

    - Electronic retailing, which consists primarily of the Home Shopping Network and America's Store, HSN International and HSN.com, which are engaged in the electronic retailing business.

    - Interactive, which includes Styleclick, Inc. (see Note 3 for more information), a facilitator of e commerce websites and Internet enabled applications, and the Company's online retailing networks First Auction and First Jewelry.

    - Electronic commerce and services, which primarily represents the Company's customer and e-care businesses.

    - Emerging networks, which primarily represents recently acquired cable television properties Trio and News World International, and SciFi.com, an emerging Internet content and commerce site.

    BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31,1999. Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1999 have been

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

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

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP considers such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

    The Company is currently evaluating the impact of SAB 101 and SOP 00-2, although the impact is not expected to be material.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED)
    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

Value of portion of Styleclick.com acquired in the merger...  $121,781
Additional cash and promotional investment by USAi..........    50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................    37,989
Transaction costs...........................................     2,144
                                                              --------
Total acquisition costs.....................................   211,914
                                                              ========

    The fair value of Styleclick.com was based on the fair value of $15.78 per share times 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Styleclick.com common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Styleclick.com and announced to the public. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net assets acquired of $170.5 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $39,095
Non-current assets..........................................       4,039
Goodwill....................................................     170,526
Current liabilities.........................................       1,746
Non-current liabilities.....................................          --

    The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 2000 and 1999 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 1999. The pro forma results reflect certain adjustments, including increased amortization related to goodwill and other intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                             NINE MONTHS    THREE MONTHS     NINE MONTHS    THREE MONTHS
                                ENDED           ENDED           ENDED           ENDED
                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                2000            2000            1999            1999
                            -------------   -------------   -------------   -------------
                                                   (IN THOUSANDS)
Net revenues..............    $2,388,439      $779,511        $1,932,458      $630,068
Net income................       299,258       141,539           251,336        85,045

NOTE 4--INVESTMENTS

    During the quarter and nine months ended September 30, 1999, the Company recognized pre-tax gains of $39.5 and $89.7 million, respectively, on the sale of securities in a publicly traded entity.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--STATEMENTS OF CASH FLOWS

    SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 2000:

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

    SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 1999:

    During the nine months ended September 30, 1999, the Company acquired post-production and other equipment through capital leases totaling
$2.5 million.

NOTE 6--INDUSTRY SEGMENTS

    For the three and nine months ended September 30, 2000 and 1999, the Company operated principally in five industry segments: Networks and television production, Electronic retailing, Interactive, Electronic commerce and services and Emerging networks. The Networks and television production segment consists of the cable networks USA Network and Sci-Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network and America's Store, which are engaged in the sale of merchandise through electronic retailing. The Interactive segment represents Styleclick. The Electronic commerce and services segment primarily represents the Company's customer and e-care businesses. The Emerging networks segment

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--INDUSTRY SEGMENTS (CONTINUED)
consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, a emerging Internet content and commerce site.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
Revenue
  Networks and television production.............  $336,047   $307,094   $1,105,688      955,032
  Electronic retailing...........................   426,549    314,718    1,243,756      941,467
  Internet services..............................     5,147      6,660       17,555       21,489
  Electronic commerce and services...............     2,524        543        5,121        1,731
  Emerging networks..............................     8,591        266       12,862          693
  Other..........................................       509         --        1,568        6,894
                                                   --------   --------   ----------   ----------
                                                   $779,367   $629,281   $2,386,550   $1,927,306
                                                   ========   ========   ==========   ==========
Operating profit (loss)
  Networks and television production.............  $ 90,394   $ 64,555   $  312,371   $  223,170
  Electronic retailing...........................    21,949     20,553       73,769       55,036
  Internet services..............................   (15,970)    (9,167)     (37,382)     (27,815)
  Electronic commerce and services...............    (4,315)      (645)     (12,260)      (1,576)
  Emerging networks..............................    (2,907)      (787)      (6,669)      (1,885)
  Other..........................................    (7,804)    (6,461)     (30,729)     (20,589)
                                                   --------   --------   ----------   ----------
                                                   $ 81,347   $ 68,048   $  299,100   $  226,341
                                                   ========   ========   ==========   ==========

    The Company operates principally within the United States.

NOTE 7-- NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

                       CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

    NET REVENUES

    For the three months ended September 30, 2000, net revenues increased
$150.1 million, or 23.9%, to $779.4 million from $629.3 million compared to 1999 primarily due to increases of $111.8 million, $29.0 million and $8.3 million from the Electronic retailing, Networks and television production and Emerging networks businesses, respectively. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis whereas the investment was previously accounted for under the equity method of accounting. Revenues for the German operations were $53.8 million in the three months ended September 30, 2000 as compared to $39.5 million in 1999. In addition to the increase resulting from Germany, Home Shopping Network's core domestic business generated increased sales of $52.4 million, including HSN.com, which began operations in late 1999 and generated sales of $8.6 million. The increase in net revenues was offset partially from an increase in the return rate to 20.2% from 19.1% in 1999. The increase in Networks and television production primarily resulted from an increase in advertising and affiliate revenues at USA Network and the Sci-Fi Channel, and increased revenue from Studios USA related principally to television movies and increased production for USA Network and the Sci-Fi Channel.

    OPERATING COSTS AND EXPENSES

    For the three months ended September 30, 2000, total operating costs and expenses increased $136.8 million, or 24.4%, to $698.0 million from $561.2 million compared to 1999, primarily due to increased costs of $105.8 million and $3.3 million from the Electronic retailing and Networks and television production businesses, respectively, higher depreciation and amortization costs of $14.9 million and higher amortization of cable distribution fees of $1.9 million. The increased costs of Electronic retailing and Networks and television production are related to the higher revenue of all of the businesses and the consolidation of the German electronic retailing operations as of January 1, 2000. Depreciation and amortization increased as a result of capital expenditures and acquisitions, including Styleclick.com. Amortization of cable distribution fees increased due to higher cost distribution arrangements.

    OTHER INCOME (EXPENSE), NET

    For the three months ended September 30, 2000, net interest expense decreased by $7.4 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty"). In the three months ended September 30, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Old Styleclick in the Styleclick Transaction. Also, the Company realized a pre-tax loss of $30.5 million related to the write-off of investments to fair value. In the three months ended September 30, 1999, the Company realized gains of $39.5 million related to the sale of securities.

    MINORITY INTEREST

    Minority interest primarily represents the public's ownership interest in Styleclick since July 27, 2000.

    INCOME TAXES

    As a limited liability company, the Company is not subject to federal or state income taxes in the United States, but rather the LLC partners are responsible for taxes related to the earnings attributable to each partner. The Company is subject to unincorporated business tax in New York City and income tax in Germany.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET REVENUES:

    For the nine months ended September 30, 2000, net revenues increased
$459.2 million, or 23.8%, to $2.4 billion from $1.9 billion compared to 1999 primarily due to increases of $302.3 million and $150.7 million from the Electronic retailing and Networks and television production businesses, respectively. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis whereas the investment was previously accounted for under the equity method of accounting. Revenues for the German operations were $162.2 million in the nine months ended September 30, 2000 as compared to $116.2 million in 1999. In addition to the increase resulting from Germany, Home Shopping Network's core domestic business generated increased sales of $136.0 million due primarily to the increase from the Home Shopping service of $106.8 million and HSN.com, which generated revenue of $20.5 million. Revenue of Studios USA increased due to increased revenues from one-hour dramas, talk shows and movie productions, offset by fewer network pick-ups for comedy productions.

    OPERATING COSTS AND EXPENSES

    For the nine months ended September 30, 2000, total operating costs and expenses increased $386.5 million, or 22.7%, to $2.1 billion from $1.7 billion compared to 1999, primarily due to increased costs of $267.1 million and $62.1 million from the Electronic retailing and Networks and television production businesses, respectively, increased depreciation and amortization of $24.3 million and increased amortization of cable distribution fees of
6.1 million. The increased costs are related to the higher revenue of all of the businesses and the consolidation of the German electronic retailing operations as of January 1, 2000. Depreciation and amortization increased as a result of capital expenditures and acquisitions, including Styleclick. Amortization of cable distribution fees increased due to higher cost distribution arrangements.

    OTHER INCOME (EXPENSE), NET

    For the nine months ended Septembrer 30, 2000, net interest expense decreased by $34.1 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal and Liberty Media Corporation, a subsidiary of AT&T Corporation ("Liberty"). In the nine months ended September 30, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Styleclick.com in the Styleclick Transaction. Also, the Company realized a pre-tax loss of $30.5 million related to the write-off of investments to fair value. In the nine months ended September 30, 1999, the Company realized pre-tax gains of $89.7 million related to the sale of securities. Furthermore, the Company recognized other income of $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

    MINORITY INTEREST

    Minority interest primarily represents the public's ownership interest in Styleclick since July 27, 2000.

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

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    The operating results and capital resources and liquidity requirements of USAi, Holdco and USANi LLC are dependent on each other. The investment agreement, among Universal Universal, Liberty, a subsidiary of AT&T Corporation, USAi and Holdco requires that no less frequently than monthly, (1) all cash generated by entities not owned by USANi LLC be transferred to USANi LLC and
(2) any cash needs by entities not owned by USANi LLC be funded by USANi LLC. In addition, USAi and USANi LLC are jointly and severally obligated under the $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

    Net cash provided by operating activities was $291.0 million for the nine months ended September 30, 2000 compared to $280.3 million for the nine months ended September 30, 1999. These cash proceeds were used to pay for capital expenditures of $49.3 million, to make principal payments on long-term obligations of $44.9 million, to make mandatory tax distribution payments to LLC partners of $118.2 million, including $50.1 million to USAi, and to provide funding to USAi.

    Under the investment agreement, transfers of cash between USAi and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USAi into USANi LLC. During the nine months ended September 30, 2000, net transfers from USANi LLC to USAi totaling approximately $260.7 million, including $70.8 million related to contingent purchase price payments on the Hotel Reservations Network transaction, $43.7 million to fund the operations of USAi's television broadcast operations, $36.1 million to fund the operations and acquisitions of Ticketmaster and $32.3 million to pay off outstanding debt of PRC, offset partially by net receipts of $24.9 million from USA Films. Funds of $129.9 million were also transferred to USAi to purchase shares of treasury stock.

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of September 30, 2000, there was $597.4 million available for borrowing after taking into account outstanding letters of credit.

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

    On July 27, 2000, USAi and Styleclick.com Inc., a leading enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under the bridge loan.

    USAi anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of the Internet business, future capital expenditures are projected to be higher than current amounts.

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

    At September 30, 2000, the Company's outstanding debt approximated
$546.2 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the Home Shopping Network Consumer Class Action litigation previously reported in the Company's Form 10-K for the year ended December 31, 1999, the plaintiffs filed an amended class action complaint that, among other things:
(i) added an additional named plaintiff, (ii) added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service, Inc. and Timespace Internet, Inc. as named defendants, and (iii) removed two individuals as named defendants. On May 9, 2000, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff and asserted two additional causes of action for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the second amended complaint and intend to continue to vigorously defend this action.

    In the World Wrestling Federation litigation, previously reported in the Company's Form 10-Qs for the quarterly periods ended March 31, 2000 and June 30, 2000, the Delaware Supreme Court on September 18, 2000 ruled against USA Cable on appeal of the decision of the Chancery Court. In the opinion of management, this outcome will not have a material adverse effect on the Company.

    In the Marketingworks, Inc. litigation previously reported in the Company's Form 10-K for the year ended December 31, 1999, a status conference was held on October 30, 2000, at which time a trial date of July 3, 2001 was scheduled. In January 2000, Universal/USA removed the case to Federal Court on the basis of copyright preemption and as a result of the fact that Marketingworks sought Federal remedies under the Lanham Act. Although discovery is not yet complete, based on information revealed thus far to Universal/USA, the Company believes this claim is unlikely to present a material liability to the Company.

    On August 25, 2000, RTL Plus Deutschland Fernsehen GMBH & Co. Betriebs-KG, Companie Luxembourgeoise de Telediffusion S.A. and UFA Film--Und Fernseh-GMBH & Co. KG (collectively "RTL") filed a complaint in the Netherlands against Universal Studios International B.V. ("USI"). USI, the international distribution entity of Universal Studios, Inc., has the rights, subject to various exemptions, to distribute internationally certain television programs owned by Studios USA and other USAi entities. The complaint involves a 10-year "output" agreement between RTL and USI, signed July 30, 1996, pursuant to which, among other things, certain television programs owned by Studios USA and other USAi entities are distributed in Germany (the "RTL Output Agreement"). The RTL Output Agreement also includes "co-production" provisions under which RTL acquires an equity interest in certain programs. The complaint, based on equitable doctrines of "mistake of fact" and "unforseen circumstances," requests the court to modify or nullify RTL's licensing and "co-production" obligations with respect to current television programs. USI currently has until November 22, 2000 to respond to the complaint. Studios USA and its affiliated companies are not parties to the RTL Output Agreement and currently not parties to the pending proceeding. Studios USA and its affiliated entities believe the RTL complaint to be without merit, and intend to vigorously protect their interests.

    The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, the ultimate outcome of these various lawsuits should not have a material impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

                                                       USANi LLC

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                                        Chairman and Chief
                                                                        Executive Officer

                   NAME                                    TITLE                        DATE
                   ----                                    -----                        ----
             /s/ BARRY DILLER
    ---------------------------------       Chairman of the Board, Chief          November 14, 2000
               Barry Diller                   Executive Officer and Director

            /s/ MICHAEL SILECK              Senior Vice President and Chief
    ---------------------------------         Financial Officer                   November 14, 2000
              Michael Sileck                  (Principal Financial Officer)

         /s/ WILLIAM J. SEVERANCE
    ---------------------------------       Vice President and Controller         November 14, 2000
           William J. Severance               (Chief Accounting Officer)