Form 10-K405
period 2000-12-31
USANI LLC
filed 2001-04-02
CIK 1077059

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            ------------------------

                                   USANI LLC

             (Exact name of registrant as specified in its charter)

                            ------------------------

                        COMMISSION FILE NO. 333-71305-03

                  DELAWARE                                      59-3490970
       (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation or organization)

                      152 WEST 57TH STREET, NEW YORK, NEW YORK, 10019
                          (Address of principal executive offices)

                                 (212) 314-7300
             (Registrant's telephone number, including area code):

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2001: Not applicable; all of the voting stock of the Registrant is held by affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART 1

Item 1   Business....................................................    2
Item 2.  Properties..................................................   26
Item 3.  Legal Proceedings...........................................   28

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................   32
Item 6.  Selected Financial Data.....................................   32
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations................................................   33
Item 7A  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   38
Item 8.  Consolidated Financial Statements and Supplementary Data....   40
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures...............................................   62

                                 PART III

Item     Directors and Executive Officers of the Registrant..........   62
10.
Item     Executive Compensation......................................   67
11.
Item     Security Ownership of Certain Beneficial Owners and
12.        Management................................................   73
Item     Certain Relationships and Related Party Transactions........   77
13.

                                  PART IV

Item     Exhibits, Financial Statement Schedules and Reports on Form
14.        8-K.......................................................   82

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    USANi LLC ("USANi LLC" or the "Company") through its subsidiaries, is a media and electronic commerce company focused on the new convergence of entertainment, information and direct selling. USANi LLC's principal operating assets include USA Network, Sci Fi Channel, Studios USA, Home Shopping Network, USA Electronic Commerce Solutions and Styleclick, Inc.

    USANi LLC's business is organized as follows:

    - CABLE AND STUDIOS. USA Cable operates cable networks, including USA Network, Sci Fi Channel, and two emerging networks, Trio and NewsWorld International. Studios USA produces and distributes television programming.

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

    - USA ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - STYLECLICK, INC., a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

    All share numbers referenced herein reflect the two-for-one stock split of USANi LLC's shares, unless otherwise specified. The Board of Directors declared a two-for-one stock split of USANi LLC's shares, payable in the form of a dividend to stockholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000.

CORPORATE HISTORY

    USANi LLC, a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping Network, Inc. ("Holdco"), which is a subsidiary of USA Networks, Inc. ("USAi"). USAi's common stock is quoted on the Nasdaq National Market under the symbol "USAI".

UNIVERSAL TRANSACTION

    On February 12, 1998, USAi completed the Universal transaction, in which USAi acquired USA Networks, a New York partnership (which consisted of USA Network and Sci Fi Channel cable television networks), and the domestic television production and distribution business ("Studios USA") of Universal Studios, Inc. ("Universal") from Universal. USAi paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USAi through shares of USAi common stock, USAi Class B common stock and shares of USANi LLC. The USANi LLC shares are exchangeable for shares of USAi's common stock and Class B common stock on a one-for-one basis. Universal is controlled by Vivendi Universal, S.A., a French corporation ("Vivendi"), as a result of the combination of Vivendi S.A., The Seagram Company Ltd. ("Seagram") and Canal Plus completed in December 2000.

    Due to Federal Communication Commission ("FCC") restrictions on foreign ownership of entities that control domestic television broadcast licenses, Universal, which is controlled by Vivendi, is limited in the number of shares of USAi's stock that it may own. USAi formed USANi LLC primarily to hold USAi's non-broadcast businesses in order to comply with such FCC restrictions and for other tax and regulatory reasons. Universal's interest in USANi LLC is not subject to the FCC foreign ownership limitations. USAi maintains control and management of USANi LLC, and the businesses held by USANi LLC are managed by USAi in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries. As long as Mr. Diller, USAi's Chairman and Chief Executive Officer, remains in such positions and does not become disabled, these arrangements will remain in place. At such time as Mr. Diller no longer occupies such positions, or if Mr. Diller becomes disabled, Universal may have the right to designate a person to be the manager of USANi LLC and the Chairman and Chief Executive Officer of USAi. If Universal does not have such right, Liberty Media Corporation ("Liberty") may be entitled to designate such persons. In all other cases, USAi is entitled to designate the manager of USANi LLC.

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of USAi's Internet Shopping Network ("ISN") and Styleclick.com Inc. The new company, which is named Styleclick, Inc. ("Styleclick"), owns and operates the combined properties of Styleclick.com Inc. and ISN. Styleclick's class A common shares are traded on Nasdaq under the symbol "IBUY." As of December 31, 2000, USAi beneficially owned 100% of the outstanding Styleclick Class B common stock, representing 74.29% of the total common stock of Styleclick and 96.65% of the total voting power of Styleclick outstanding common stock.

CORPORATE STRUCTURE AND CONTROLLING SHAREHOLDERS

    As of January 31 2001, USAi owned 7.3% and indirectly through Holdco 36.2% of the outstanding USANi LLC shares, Universal owned 48.6% of the outstanding USANi LLC shares and Liberty owned 7.9% of the outstanding USANi LLC shares.

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

    THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS, THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF OUR BUSINESS AND INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

    - MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS IN OUR MARKETS;

    - FUTURE REGULATORY ACTIONS AND CONDITIONS IN OUR OPERATING AREAS;

    - COMPETITION FROM OTHERS;

    - SUCCESSFUL INTEGRATION OF OUR DIVISIONS' MANAGEMENT STRUCTURES;

    - PRODUCT DEMAND AND MARKET ACCEPTANCE;

    - THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; AND

    - OBTAINING AND RETAINING KEY EXECUTIVES AND EMPLOYEES.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR ANY OTHER REASON. IN LIGHT OF THESE RISKS, UNCERTAINTIES AND ASSUMPTIONS, THE FORWARD-LOOKING EVENTS DISCUSSED IN THIS REPORT MAY NOT OCCUR.

                           DESCRIPTION OF BUSINESSES

CABLE AND STUDIOS

    USA CABLE

    USA Cable operates four domestic advertiser-supported 24-hour cable television networks--USA Network, Sci Fi Channel, Trio and NewsWorld International ("NWI"). Since its inception in 1977, USA Network has grown into one of the nation's most widely distributed and viewed satellite-delivered television networks. According to Nielsen Media Research, as of December 2000, USA Network was available in approximately 79.9 million U.S. households (78% of the total U.S. households with televisions). For the 2000 year, USA Network earned the highest primetime rating of any domestic basic cable network, with an average rating of 2.1 in primetime for the 12-month period (Source: Nielsen Media Research). USA Network is a general entertainment network featuring original series and movies, theatrical movies, off-network television series and major sporting events, designed to appeal to the available audiences during particular viewing hours. In general, USA Network's programming is targeted at viewers between the ages of 25 to 54.

    Sci Fi Channel was launched in 1992. It has been one of the fastest-growing satellite-delivered networks since its inception. According to Nielsen Media Research, as of December 2000, Sci Fi Channel was available in 66.7 million U.S. households (65% of the total U.S. households with televisions). Sci Fi Channel features science fiction, horror, fantasy and science-fact oriented programming. In general, Sci Fi Channel's programming is designed to appeal to viewers between the ages of 25 to 54. According to Nielsen Media Research, Sci Fi Channel averaged a primetime 0.9 rating for calendar year 2000, and a 1.1 rating for December 2000, both new records for the network.

    In addition to the services described above, Sci Fi Channel has its own website, SCIFI.COM, which was launched in 1995. SCIFI.COM is an online science fiction resource, featuring original entertainment, daily news, feature stories, games and special events that focus on science fiction, science fact, fantasy, horror, the paranormal and the unknown.

    Trio and NWI were acquired by USA Cable from the Canadian Broadcasting Corporation ("CBC") and Power Broadcasting Inc. in May 2000. Trio is a general entertainment network that features programming primarily from Canada, Great Britain and Australia. NWI is a 24-hour international news channel that presents hourly newscasts, and other long-form contemporary magazine shows. As of December 31, 2000, Trio and NWI were each available in less than 10 million U.S. households.

    USA Cable's four networks derive virtually all of their revenues from two sources. The first is the per-subscriber fees paid by the cable operators and other distributors. The second is from the sale of advertising time within the programming carried on each of the networks.

    In March 2001, USA Cable announced that it will establish a new digital channel called Crime, to launch Fall 2001, co-founded by COPS creator John Langely. The Crime channel will feature reality programming, police dramas and hit crime films. In addition, the Company acquired Crime.com, a popular Internet destination for information, public safety news and entertainment, all relating to crime, to serve as the interactive companion of the new channel.

    PROGRAMMING AND TRANSMISSION. Presently, USA Network's program line-up features original series, produced exclusively for USA Network, including LA FEMME NIKITA, COVER ME, and THE HUNTRESS. USA Network also exhibits approximately 18 movies produced exclusively for it each year. USA Network's programming includes off-network series such as JAG, NASH BRIDGES, and WALKER, TEXAS RANGER and major theatrically-released feature films. USA Network is home to the ECO-CHALLENGE, exclusive midweek coverage of the U.S. OPEN TENNIS CHAMPIONSHIPS and early round coverage of THE MASTERS, the RYDER CUP and major PGA Tour golf events.

    USA Network typically enters into long-term agreements for its major off-network series programming. Its original series commitments usually start with less than a full year's commitment (generally, a pilot episode), but contain options for further production over several years. In addition, USA Network has some original programming produced for it (through financing/distribution arrangements entered into by its wholly owned subsidiary, USA Cable Entertainment LLC), so that it is better able to control all of the rights to such programming. These original productions will include specials, series, and made-for-television movies. USA Network acquires theatrical films in both their "network" windows and "pre-syndication" windows. Under these arrangements, the acquisition of such rights is often concluded many years before the actual exhibition of the films begins on the network. USA Network's original films start production less than a year prior to their initial exhibition. USA Network typically obtains the right to exhibit both its acquired theatrical films and original films numerous times over multiple year periods.

    Sci Fi Channel's program lineup includes original programs produced specifically for it, such as FARSCAPE, FIRST WAVE, INVISIBLE MAN, and CROSSING OVER WITH JOHN EDWARD, as well as science fiction movies and classic science fiction series, such as the original STAR TREK, THE TWILIGHT ZONE, and QUANTUM LEAP. Sci Fi Channel's programming arrangements for off-network series, original series, theatrical movies and original movies are similar to those entered into by USA Network.

    Trio's program lineup consists of drama series, documentary series, and films generally licensed from distributors in Canada, Australia and Great Britain. Programs include the British series CRACKER, Canada's TRADERS, and the Australian medical drama ADRENALIN JUNKIES.

    NWI's line-up consists of updated newscasts at the top of each hour entitled INTERNATIONAL NEWSFIRST which covers the top global news as well as international news items on business, sports, weather and entertainment. Throughout the day NWI also features daily world newscasts presently licensed from broadcasters in Mexico, Russia, China, Germany, Japan and Canada, which are presented both in the original language and with an English translation. Under a long-term supply agreement, NWI's programming is produced by CBC, in Canada.

    USA Cable's four networks distribute their programming service on a 24-hour per day, seven day per week basis. All four networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems and for satellite antenna owners by means of satellite transponders owned or leased by USA Cable. Any cable television system or individual satellite dish owner in the United States and its territories and possessions equipped with standard satellite receiving facilities is capable of receiving USA Cable's services.

    USA Cable has the full-time use of four transponders on two domestic communications satellites. USA Cable has protection in the event of the failure of its transponders. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

    A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to those that receive USA Cable's programs. However, a failure that would necessitate a move to another satellite temporarily may affect the number of cable systems that receive USA Cable programs as well as other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations. The projected ends of life of the two satellites utilized by USA Cable are April 2005 and June 2006, respectively.

    USA Cable's control of two different transponders on each of two different satellites would enable it to continue transmission of USA Network and Sci Fi Channel should either one of the satellites fail. USA Cable does not have this capability for Trio and NWI. Although USA Cable believes it is taking reasonable measures to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USANi LLC. The availability of replacement satellites and transponders beyond current leases is dependent on a number of factors over which USA Cable has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

    Each of the networks enters into agreements with cable operators and other distributors which agree to carry the programming service, generally as part of a package with other advertiser-supported programming services. These agreements are multi-year arrangements, and obligate the distributor to pay USA Cable a fee for each subscriber to the particular programming service. From time to time, a USA Cable network will be distributed on one or more cable systems without a distribution agreement in effect while the parties negotiate a new agreement, a process that may be protracted. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of USA Cable, the Company has successfully managed the distribution agreement process in the past, and believes it will continue to do so.

    STUDIOS USA

    Studios USA produces and distributes television programs intended for initial exhibition on television and home video in both domestic and international markets. These productions include original programming for network television and first-run syndication through local television stations. Studios USA also is the exclusive domestic distributor of the Universal television library. In addition to the activities of Studios USA, other USAi business units are also engaged in financing and distributing television programs for exhibition on USA Network and Sci Fi Channel.

    Studios USA and its predecessor companies have produced programming for network television since the early 1950s and Studios USA remains a major supplier of network and first-run syndication programming today, including
LAW & ORDER, LAW & ORDER: SPECIAL VICTIMS UNIT, SALLY (hosted by Sally Jesse Raphael), THE JERRY SPRINGER SHOW and MAURY (hosted by Maury Povich). For the 2000/01 broadcast season, Studios USA launched two new series for CBS, WELCOME TO NEW YORK and THE DISTRICT, two new series for NBC entitled DEADLINE and FIRST YEARS. Production of IN SEARCH OF, a new series for the Fox Broadcasting Company ("FBC"), has commenced. For the upcoming 2001/02 broadcast season, Studios USA has received orders from NBC for two new series from LAW & ORDER creator, Dick Wolf, entitled LAW & ORDER: CRIMINAL INTENT and TRIAL & ERROR. Studios USA has also launched a new syndicated series, ARREST & TRIAL. Studios USA generally retains foreign and off-network distribution rights for programming originally produced for television networks or first-run syndication.

    Television production generally includes four steps: development, pre-production, principal photography and post-production. The production/distribution cycle represents the period of time from development of the property through distribution and varies depending upon such factors as type of product and primary form of exhibition. Under the facilities lease agreement, Studios USA's Southern

California production activities are centered on the Universal production lot. Some television programs and films are produced, in whole or in part, at other locations both inside and outside the United States.

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

    In the case of network development, the ideas and concepts developed by producers and writers are presented to broadcast networks to receive their approval and financial participation in the development of a "pilot" that could possibly become a commitment from the network to license a minimum number of episodes based on the pilot. In general, the production cycle for network programming begins with the presentation of pilot concepts to network broadcasters in the fall of each year. Alternatively, Studios USA may elect to self-finance a project, and then market the completed script or produced pilot to the various networks. In any case, each May, networks release their fall schedules, committing to the series production of pilots, renewing existing programs and canceling others. Networks typically commit to seven to thirteen episodes for such new series with options to acquire additional episodes for a negotiated license fee and twenty-two episodes for a renewed series. Production on these series begins in June and continues through March, depending upon the network commitment. The network broadcast season runs from September through May. Studios USA incurs production costs throughout the production cycle up through completion of an episode while networks remit a portion of the license fees to Studios USA upon the beginning of episodic production and a portion upon delivery of episodes.

    Several of Studios USA's subsidiary companies are individually and separately engaged in the development and/or production of television programs. Certain of these subsidiaries are also signatories to various collective bargaining agreements within the entertainment industry. The most significant of these are the agreements with the Writers Guild of America ("WGA"), the Directors Guild of America ("DGA") and the Screen Actors Guild ("SAG") which agreements typically have a term of several years and then require re-negotiation. The current WGA agreement expires on May 1, 2001 and the SAG agreement expires on June 30, 2001. On January 22, 2001, the WGA began negotiations with the Alliance of Motion Picture and Television Producers (AMPTP), which represents studios, major production companies and networks. Although USAi's subsidiaries, including subsidiaries of Studios USA, have taken appropriate measures to prepare for a strike by the WGA and/or SAG and minimize any impact, a prolonged work stoppage would reduce the number of programs that could be produced.

    TELEVISION PRODUCTION CUSTOMERS. Studios USA produces television programs for the U.S. broadcast networks for prime time television exhibition. Certain television programs are initially licensed for network television exhibition in the U.S. and are simultaneously syndicated outside the U.S. Historically, Studios USA customers for network television product have been concentrated with the three oldest major U.S. television networks--ABC, CBS and NBC. In recent years, FBC, UPN and the WB Network have created new networks, decreasing to some extent Studios USA's dependence on ABC, CBS and NBC and expanding the outlets for its network product. Revenue from licensing agreements is recognized in the period that the films are first available for telecast. Programming consists of various weekly series, including the returning productions LAW & ORDER, LAW &
ORDER: SPECIAL VICTIMS UNIT and five new series WELCOME TO NEW YORK and THE DISTRICT on CBS, DEADLINE and FIRST YEARS on NBC, and IN SEARCH OF on FBC. In addition, Studios USA has already received orders from NBC for two new series from LAW & ORDER creator, Dick Wolf, entitled LAW & ORDER: CRIMINAL

INTENT and TRIAL & ERROR. In the initial telecast season, the network license provides for the production of a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. The success of any one series may be influenced by the time period in which the network airs the series, the strength of the programs against which it competes, promotion of the series by the network and the overall commitment of the network to the series.

    Generally, network licenses give the networks the exclusive right to telecast new episodes of a given series for a period of time, generally four to five years and sometimes with further options thereafter. Recently, series produced by Studios USA have been distributed on a "dual platform" basis. In the case of LAW & ORDER: SPECIAL VICTIMS UNIT, for example, the USA Network shares the initial exhibition "window" with NBC. The same "dual platform" distribution will be used for LAW & ORDER: CRIMINAL INTENT, starting in the fall of 2001. Likewise, in the case of IN SEARCH OF, the USA Network will share the initial exhibition window with FBC.

    Studios USA also produces television film product that is initially syndicated directly to independent television stations for airing throughout the broadcast day and to network affiliated stations for non-primetime airing. First-run syndication programming for 2000/01 includes three returning talk shows, SALLY, THE JERRY SPRINGER SHOW, and MAURY. In addition, in the fall of 2000, Studios USA launched a half-hour reality strip from LAW & ORDER creator Dick Wolf entitled ARREST & TRIAL.

    Studios USA has also been distributing programs on a "dual platform" basis in cable and syndication. For example, INVISIBLE MAN currently is distributed on a dual platform basis on the Sci Fi Channel and in first-run syndication, and commencing with the 2001-02 broadcast season, Sci Fi's CROSSING OVER WITH JOHN EDWARD also will be dual platformed on Sci Fi Channel and in first-run syndication. In addition, Studios USA has licensed off-syndication episodes of syndicated programs to cable channels, including HERCULES: THE LEGENDARY JOURNEYS to USA Network and XENA: WARRIOR PRINCESS to Oxygen.

    Studios USA licenses television film product to independent stations and directly to network affiliated stations in return for either a cash license fee, barter or part-barter and part-cash. Barter syndication is the process whereby Studios USA obtains commitments from television stations to broadcast a program in certain agreed upon time periods. Studios USA retains advertising time in the program in lieu of receiving a cash license fee, and sells such retained advertising time for its own account to national advertisers at rates based on the projected number of viewers. By placing the program with television stations throughout the United States, an "ad hoc" network of stations is created to carry the program. The creation of this ad hoc network of stations, typically representing a penetration of at least 80% of total U.S. television households, enables Studios USA to sell the commercial advertising time through advertising agencies for sponsors desiring national coverage. The rates charged for this advertising time are typically lower than rates charged by U.S. broadcast networks for similar demographics since the networks coverage of the markets is generally greater. In order to create this ad hoc network of stations and reach 80% of total U.S. television households, Studios USA must syndicate its programming with stations that are owned and operated by the major broadcast networks and station groups, which are essentially entities which own many stations in the major broadcast markets across the United States. Without commitments from broadcast network stations and station groups, the necessary market penetration may not be achieved which may adversely affect the chances of success in the first-run syndication market.

    Generally, television films produced for broadcast networks or barter syndication (or those financed by USA Cable Entertainment LLC for cable exhibition) provide license fees and/or advertising revenues that cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, is dependent upon the success of other exploitation including international syndication licenses, subsequent basic cable and domestic syndication licenses, releases in the home video market, merchandising and other uses. Pursuant to an agreement with Universal, Studios USA has the right to include eligible product in Universal's international free television output and volume agreements with television broadcasters in major international territories. These agreements represent a substantial revenue source for Studios USA.

    DISTRIBUTION. In general, during the initial production years of a primetime series for the broadcast networks (I.E., seasons one to four), domestic network and international revenues fall short of production costs. As a result, the series will likely remain in a deficit position until sold in the domestic syndication market. The series will be available for airing in the off-network syndication market after a network's exclusivity period ends, typically the September following the completion of the third or fourth network season (or the subsequent season if the series were a mid-season order). For a successful series, the syndication sales process generally begins during the second or third network season. The price that a series will command in syndication is a function of supply and demand. Studios USA syndicated series are sold for cash and/or bartered services (I.E., advertising time), typically for a period of at least five years. Barter transactions have played an increasingly important role in the syndication process as they can represent a majority of the distributor's syndication revenue.

    Studios USA distributes its current programming domestically. In addition, USAi and Universal have agreed that Studios USA will have the exclusive right through February 2013 to distribute domestically Universal's large television library, with programming dating back to the 1950s and including such series as ALFRED HITCHCOCK PRESENTS; THE VIRGINIAN; MARCUS WELBY, M.D.; DRAGNET; COLUMBO; KOJAK; THE ROCKFORD FILES; MURDER SHE WROTE; MAGNUM P.I.; MIAMI VICE; COACH; and NORTHERN EXPOSURE. During this period, Studios USA also has the exclusive right, with limited exceptions, to distribute domestically television programming newly produced by Universal.

    In addition, USAi and Universal have agreed that Universal will have the exclusive right, again with limited exceptions, to distribute all Studios USA programming internationally. In that regard, Universal has entered into several output and volume agreements with international television broadcasters that include programming produced by Studios USA, including agreements in Germany, France, Spain, Italy and the United Kingdom. These agreements generally provide that the licensor in a given territory shall have exclusive first-run free television rights to all Universal or Studios USA product, or alternatively, provide mechanisms by which the licensor generally commits to license a minimum number per year of first-run series and first-run television movies during a specified term in the territory. Pursuant to the terms of the international distribution agreement between USAi and Universal, USAi's eligible programming will have the first right to participate in Universal's international output and volume agreements with international television broadcasters.

ELECTRONIC RETAILING

HOME SHOPPING NETWORK

    Home Shopping Network sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Home Shopping Network operates three retail sales programs in the United States, each 24 hours a day, seven days a week: HSN and America's Store, in English; and HSE (Home Shopping en Espanol), in Spanish.

    Home Shopping Network's retail sales and programming are intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. HSN and America's Store programs are carried by cable television systems and broadcast television stations throughout the country. HSE is carried primarily in markets with significant Spanish speaking populations. All three programs are divided into segments which are televised with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product. Viewers purchase products by calling a toll-free telephone number. According to Nielsen Media Research, as of December 31, 2000, HSN was available in approximately 76.7 million unduplicated households, including approximately 65.6 million cable households.

    The following table highlights the changes in the estimated unduplicated television household reach of HSN, by category of access for the year ended December 31, 2000:

                                                       CABLE(1)(2)   BROADCAST(1)(3)    OTHER      TOTAL
                                                       -----------   ---------------   --------   --------
                                                                  (IN THOUSANDS OF HOUSEHOLDS)
Households--December 31, 1999........................     60,618         11,448         1,675      73,741
Net additions/(deletions)............................      4,962         (1,588)         (380)      2,994
                                                          ------                                   ------
Households--December 31, 2000........................     65,580          9,860         1,295      76,735

------------------------

(1) Households capable of receiving both broadcast and cable transmissions are included under cable and therefore are excluded from broadcast to present unduplicated household reach.

(2) Cable households included 11.6 million and 9.1 million direct broadcast satellite households at December 31, 2000 and 1999, respectively, and therefore are excluded from other.

(3) See "Broadcast Television Distribution" below for a discussion of the disaffiliation of certain stations from HSN over the next year.

    According to industry sources, as of December 31, 2000, there were
102.2 million homes in the United States with a television set, 69.5 million basic cable television subscribers and 1.3 million homes with satellite dish receivers, excluding direct broadcast satellite.

    As of December 31, 2000, America's Store reached approximately 7.1 million cable television households, of which 1.2 million were on a part time basis. Of the total cable television households receiving America's Store, 6.8 million also receive HSN.

    As of December 31, 2000, HSE reached approximately 2.5 million Hispanic broadcast television households. During 2000, HSE also reached approximately
3 million cable television households on a full or part time basis pursuant to a carriage arrangement on Univision's cable affiliate, Galavision, which arrangement expired on December 31, 2000. For more information, see "--International Home Shopping Network Ventures--SPANISH LANGUAGE NETWORKS."

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

DISTRIBUTION, DATA PROCESSING AND TELECOMMUNICATIONS

    Home Shopping Network's fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia and Waterloo, Iowa. Home Shopping Network expects to open an additional fulfillment facility in Fontana, California in 2001. Generally, merchandise is delivered to customers within seven to ten business days of the receipt by Home Shopping Network of the customer's payment for an order.

    Home Shopping Network currently operates multiple main frame and distributed computing platforms and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. During 2000, Home Shopping Network continued to make significant progress upgrading many of its computer systems. These upgrades will continue in 2001 through enhancements to existing systems and roll out of additional key operational systems.

    Home Shopping Network has digital telephone and switching systems and utilizes a voice response unit, which allows callers to place their orders by means of touch-tone input or to be transferred to an operator.

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

    Home Shopping Network's product offerings include: hardgoods, which include consumer electronics, collectibles, housewares, consumables, entertainment, sports and fitness; jewelry; fashion, which includes fashion and accessories; and cosmetics, which consists primarily of cosmetics, skin care and nutritional supplements. For 2000 hardgoods, jewelry, fashion and cosmetics accounted for approximately 50.4%, 26.0%, 13.4% and 10.2%, respectively, of Home Shopping Network's net sales.

    Home Shopping Network liquidates excess inventory through its four outlet stores located in the Tampa Bay and Orlando areas and one outlet store in the Chicago area. Damaged merchandise is liquidated by Home Shopping Network through traditional channels.

TRANSMISSION AND PROGRAMMING

    Home Shopping Network produces its programming in its studios located in St. Petersburg, Florida. HSN, America's Store and HSE programs are distributed to cable television systems, broadcast television stations, direct broadcast satellite, and/or satellite antenna owners by means of Home Shopping Network's satellite uplink facilities to satellite transponders leased by Home Shopping Network. Any cable television system, broadcast television station or individual satellite dish owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities and the appropriate equipment is capable of receiving HSN, America's Store and HSE.

    Home Shopping Network has lease agreements securing full-time use of two transponders on two domestic communications satellites. Each of the transponder lease agreements grants Home Shopping Network "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (I.E., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "preemptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite which is available on a "first fail, first served" basis.

    During 2000, Home Shopping Network also had a lease agreement for a third transponder on a domestic communications satellite which lease had been subleased by Home Shopping Network in 1996 to a third party cable programming service. The monthly sublease rental was in excess of the monthly lease payment. In November 2000, the lease was assigned and assumed by the third party cable programming service. The foregoing assignment and assumption was made with the written consent of the lessor who released Home Shopping Network from any and all liabilities arising under the lease from and after the assignment date.

    A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations which receive HSN, America's Store or HSE. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations which receive HSN, America's Store or HSE, as well as all other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations.

    The terms of two of the satellite transponder leases utilized by Home Shopping Network are for the life of the satellites, which are projected through 2004 for the satellite presently carrying HSN and through 2005 for the satellite carrying America's Store and HSE.

    Home Shopping Network's access to two transponders pursuant to long-term agreements would enable it to continue transmission of Home Shopping Network programming should either one of the satellites fail. Although Home Shopping Network believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or both of these satellites could have a material adverse effect on the operations and financial condition of USAi.

    The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Home Shopping Network has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

    The FCC grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Home Shopping Network has been granted one license for operation of C-band satellite transmission facilities and one license for operation of KU-band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

CABLE TELEVISION DISTRIBUTION

    Home Shopping Network has entered into affiliation agreements with cable system operators to carry HSN, America's Store, HSE, and/or a combination of the services. These agreements are multi-year arrangements, and obligate the cable operator to assist with the promotional efforts of Home Shopping Network by carrying commercials promoting HSN, America's Store and HSE and by distributing Home Shopping Network's marketing materials to the cable operator's subscribers. All cable operators receive significant compensation for carriage, including a commission based on a percentage of the net merchandise sales within the cable operator's franchise area and, generally, additional compensation consisting of the purchase of advertising availabilities from cable operators on other programming networks, commission guarantees for the operator, or upfront payments to the operator in return for commitments to deliver a minimum number of Home Shopping Network subscribers for a certain number of years. From time to time, a cable network operated by HSN will be distributed on one or more cable systems without a distribution agreement in effect while the parties negotiate a new agreement, a process that may be protracted. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of HSN, the Company has successfully managed the distribution agreement process in the past, and believes it will continue to do so.

BROADCAST TELEVISION DISTRIBUTION

    Home Shopping Network has entered into affiliation agreements with television stations to carry HSN, America's Store and HSE programs. In addition to the 13 owned and operated full-power (three of which do not carry HSN, America's Store or HSE on a full-time basis) and 26 low-power television stations owned by USAi, as of December 31, 2000, USAi has affiliation agreements with 4 full-time, full-power stations, 37 part-time, full-power stations that carry HSN, America's Store or HSE and 74 low-power stations. USAi has a minority ownership interest in 4 of the full-time, full-power stations, three of which carry HSN. The affiliation agreements have terms ranging from several weeks to several years. All television station affiliates other than stations owned by USAi receive an hourly or monthly fixed rate for airing HSN, America's Store or HSE programs. Full-power television signals are carried by cable operators within a station's coverage area. For more information, see "--Regulation--Must-Carry/Retransmission Consent." Low-power station signals are rarely carried by cable systems.

    USAi has entered into an agreement to transfer the above referenced 13 owned and operated full-power television stations to Univision. The agreement with Univision permits the ten stations that are currently airing HSN to continue to do so until January 10, 2002.

    Home Shopping Network expects that, before HSN is disaffiliated, it will have entered into agreements with cable operators in the aforementioned markets under which the cable operators will transition HSN from broadcast to satellite feed upon disaffilation. Agreements with most cable operators have already been reached, and Home Shopping Network expects that it will reach agreement with the remaining operators and successfully manage the process of disaffiliation, although there can be no assurance as to whether or when such agreements will be reached, or their terms, which could have a negative impact on the financial operations of Home Shopping Network. HSN customers in these markets who receive HSN only through over-the-air broadcast television will not be able to receive HSN unless they subscribe to a cable or satellite service that offers HSN. The effect of this on HSN's financial results is currently being evaluated. A loss in sales is expected, which would be partially offset by the elimination of the costs of operating the television stations being sold. Based on preliminary estimates, management believes that sales and EBITDA loss at HSN should be in the range of approximately 6%, a loss that management believes to be insignificant in relation to the proceeds associated with the Univision transaction. There is no definitive way, however, to calculate in advance the sales or EBITDA losses that will be associated with disaffiliation, and actual sales and EBITDA losses could be higher.

DIRECT BROADCAST SATELLITE DISTRIBUTION

    Home Shopping Network has entered into affiliation agreements with the two largest direct broadcast satellite operators to carry HSN. The agreements are multi-year arrangements, and obligate the direct broadcast satellite operator to deliver a minimum number of HSN subscribers throughout the term in consideration for a distribution payment and a commission based on net merchandise sales to such subscribers. The direct broadcast satellite operators are also obligated to assist with the promotional efforts of Home Shopping Network by carrying commercials promoting HSN and by distributing Home Shopping Network's marketing materials to its subscribers.

INTERNATIONAL HOME SHOPPING NETWORK VENTURES

    EUROPE. On December 17, 1999, USAi entered into an agreement with Thomas and Leo Kirch and Georg Kofler pursuant to which each agreed to cooperate with each other to pursue on an exclusive basis in Europe televised shopping and related e-commerce opportunities and to consider pursuing other media opportunities in each case subject to preexisting obligations and applicable law and regulation in the various member countries. The parties agreed to consider alternatives consistent with applicable law with respect to the structure of any entities formed to pursue such opportunities. To date, the parties have been using HOT Networks AG, a German stock corporation owned 46.67% by Home Shopping Network ("HOT Networks"), and its affiliates in pursuing these objectives.

    BELGIUM/FRANCE. HOT Networks has also begun a French-language televised shopping business called "HOT Le Grand Magasin" from a facility in Brussels, Belgium and which is broadcast 24 hours a day in Belgium and France.

    GERMANY. In 1999, the joint venture entity through which Home Shopping Network participates in a German-language televised shopping business which broadcasts 24 hours a day, H.O.T. Home Order

Television GmbH & Co. KG, was converted to a German AG ("HOT Germany"). Home Shopping Network owns 41.9% of HOT Germany. In connection with such restructuring, Home Shopping Network and Mr. Kofler entered into a shareholders agreement which, among other things, provides that Mr. Kofler will vote his shares in HOT Germany as directed by Home Shopping Network on certain matters including the election of a majority of the members of the Supervisory Board of HOT Germany. Mr. Kofler also granted Home Shopping Network a right of first refusal with respect to the stock in HOT Germany held by him. Home Shopping Network also agreed to purchase Mr. Kofler's HOT Germany stock under certain circumstances and agreed to vote as directed by Mr. Kofler on various matters including the election of Mr. Kofler as Chairman of the HOT Germany Supervisory Board.

    ITALY. In 1998, Home Shopping Network entered into a joint venture agreement with SBS Broadcasting System S.A. and SBS Italia S.r.l. ("SBS Italia") to explore and, if deemed feasible, develop an Italian language televised shopping business. During 1999, Home Shopping Network, SBS and SBS Italia agreed to restructure the joint venture and to change the name of SBS Italia to HOT Italia and to utilize HOT Italia as the vehicle for developing a live shopping business in Italy. As a result of the restructuring, 51% of the equity of HOT Italia was transferred to H.O.T. Home Order Television Europe GmbH & Co. KG ("Hot Europe") and 12% transferred to HOT Germany. HOT Europe is a partnership in which Home Shopping Network has a 19.2% non-voting equity interest and that is controlled by H.O.T. Home Order Television International GmbH ("HOT International"). HOT International is owned by Georg Kofler, Thomas Kirch and Quelle AG. Home Shopping Network's direct ownership interest in HOT Italia was reduced to 18.5% as a result of this restructuring. HOT Germany contributed its interest in HOT Italia to HOT Europe and Quelle assigned its interest in HOT Europe and HOT International to Mr. Kofler.

    As of December 31, 2000, HOT Italia owned 10.1% of the equity of an entity, Vallau Italia Promomarket ("VIP"), that operates an Italian national broadcast network. HOT Italia entered into agreements to purchase 40% additional equity in VIP from an Italian company called Internova S.p.A. as well as another 24.95% of VIP from an Italian company called Profit S.p.A. The purchases under these agreements have been completed, bringing HOT Italia's ownership interest in VIP up to 75.05%. VIP had applied for a license to operate a national broadcast network in Italy that was denied by the Italian authorities in May 2000. However, an appeal has been filed and the Italian court system issued a stay in VIP's favor on the government's order until this case is litigated, thus allowing VIP to continue operating as it currently is until a judgment is reached by the Italian court system. There can still be no assurance that VIP will be granted a license and that HOT Italia will be able to acquire the remaining 89.9% equity of VIP. On December 1, 2000, HOT Italia began broadcasting with 4 hours of live programming each day. In the event a national broadcast license or authorization is not granted after the above-mentioned litigation, HOT Italia would be required to seek further alternative means of distributing its programming. Currently, there are limited available means of distributing television programming on a nationwide basis and there can be no assurance that alternative means of distribution can be secured.

    CHINA. In June 2000, Home Shopping Network purchased a 21% stake in TVSN (China) Holdings Ltd. and will also have the ability to purchase a larger stake in that company over the next several years. TVSN, through its Chinese partners, broadcasts a televised shopping business 18 hours a day in Mandarin Chinese from facilities in Shanghai, People's Republic of China. TVSN currently reaches approximately 19 million households in China.

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

    SPANISH LANGUAGE NETWORKS. During 2000, Home Shopping Network continued to operate HOME SHOPPING EN ESPANOL (which is also known as HOME SHOPPING ESPANOL) and continues to seek to expand its distribution in the United States and elsewhere in the Spanish speaking world. The Company has also agreed in December 2000 to purchase three television stations in Puerto Rico that will broadcast HOME SHOPPING ESPANOL's programming full-time, consistent with FCC rules, as of February 1, 2001. The stations are WAVB-TV, San Juan, Puerto Rice, WVEO-TV, Aguadilla, Puerto Rico, and WVOZ-TV, Ponce, Puerto Rico. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in 2001. Additionally, as of July 2000, HOME SHOPPING ESPANOL began airing 24 hours a day, seven days a week with twelve hours live and twelve hours taped per day.

HSN INTERACTIVE

HSN.COM

    Home Shopping Network operates HSN.com as a transactional e-commerce site. Home Shopping Network's site allows consumers to shop for selected merchandise from Home Shopping Network's inventory, and provides opportunities for consumers to engage in a variety of entertaining community activities including live chats with celebrity guests and user populated bulletin boards. In 2000, Home Shopping Network reorganized its growing website operation as part of HSN Interactive, along with its Direct Selling Program and transactional television business.

DIRECT SELLING PROGRAMS

    During 2000, Home Shopping Network launched a new business to create and distribute taped, direct response television programs ("Direct Selling Programs" or "DSPs") and to develop and exploit other transactional opportunities on television. These businesses were organized as part of HSN Interactive, along with HSN.com.

USA ELECTRONIC COMMERCE SOLUTIONS

    USA Electronic Commerce Solutions (formerly USA Electronic Commerce and Services) was formed in October 1999. ECS offers third parties an opportunity to access more than 20 years of experience in electronic retailing and media within USAi to engage in direct selling and to enhance their direct marketing capabilities. ECS packages scalable solutions in areas of merchandising, database marketing, teleservicing, online customer care and fulfillment. ECS's services are supported by the media and commerce assets of USAi, including call center and customer relationship management services from Precision Response Corporation, warehousing and fulfillment systems of Home Shopping Network, transaction enabling technology of Styleclick, and promotion inventory of the USA Cable channels and Ticketmaster websites.

    ECS operates its business in the areas of Online Ventures, ECS Direct and Short Shopping. Through Online Ventures, ECS operates and manages online stores by partnering with third parties with strong brands that are committed to using the Internet as a means of providing content and information to further enhance these brands. Within the context of these brand extensions, ECS creates direct selling experiences online by operating and managing the direct spelling environment and infrastructure. ECS' services within the Online Ventures area include fulfillment, customer service and customer care, website e-commerce enablement, merchandising and Short Shopping. In addition, through Online Ventures, ECS provides integrated marketing solutions to its online venture partners, as well as to the sponsors and marketing partners of its venture partners.

    ECS Direct provides clients with telemarketing services, email campaigns and other direct selling opportunities in support of sale initiatives, merchandising opportunities and partnership marketing programs. Short Shopping is USAi's contextual commerce business that offers clients a means of marketing, selling and delivering products to targeted television viewers through direct selling commercials and through direct selling initiatives embedded in traditional programming.

    In February 2000, ECS announced its first broad partnership with The National Basketball Association (the "NBA"), pursuant to which ECS provides integrated media marketing services, database-driven offers, catalogs and promotion, in addition to fulfillment, customer service and merchandising services for NBA.com. ECS also produces Short Shopping spots for the NBA. In January 2001, ECS announced an agreement with Turner Sports Interactive, a division of AOL Time Warner, pursuant to which ECS obtained the exclusive rights to operate the online store on NASCAR.com. Also in January 2001, ECS announced an agreement with SportsLine, Inc., under which ECS obtained the exclusive rights to operate the online stores of CBS SportsLine.com and mvp.com. And in February 2001, ECS announced a broad partnership with the PGA Tour, pursuant to which ECS obtained the exclusive rights to operate the online store for all PGA Tour-branded websites, as well as the exclusive rights to provide integrated media marketing services, produce Short Shopping Spots, and leverage the online store database to develop marketing programs for the Tour's marketing partners and sponsors.

STYLECLICK

    STYLECLICK SERVICE FOR BUSINESS CUSTOMERS. Styleclick provides customized "end-to-end" e-commerce and merchandising solutions to companies in search of effective and profitable online strategies. Styleclick offers such business clients a range of services and products, including website design and development; product imaging and presentation; merchandising; online sales, visualization and merchandising technologies; and back-end integration. In connection with Styleclick's operation of most of these websites, Styleclick provides customer service and fulfillment through contractors including affiliates of USAi. These websites are hosted on servers owned by Styleclick and rely on a combination of third party and Styleclick proprietary technology to operate. Styleclick generates revenue from clients of its customized "end-to-end" e-commerce solutions via service fees charged for such design, construction, operations and maintenance services, as well as service fees charged for processing the sites' e-commerce transactions.

    Styleclick anticipates that ECS will be Styleclick's largest customer during 2001 as a result of ECS's engaging Styleclick to build the online store for NASCAR, the PGA Tour and CBS/Sportsline as a part of the overall services offered by ECS. In addition, Styleclick and ECS intend to seek opportunities to expand Styleclick's role as a vendor of ECS. To the extent such opportunities arise, Styleclick may become increasingly dependent upon ECS's ability to sell services, including the services provided by Styleclick, to its existing and future customers. ECS is under no obligation to use Styleclick's services and there is no assurance that ECS will continue to use Styleclick's services, or to use such services at the level anticipated by Styleclick. ECS's inability to achieve anticipated sales levels, or its decision not to utilize the services of Styleclick, could have a material adverse effect on Styleclick's business, financial condition and results of operations.

    Styleclick has faced certain challenges in meeting its obligations to its customers in a timely manner as a result of technology and other issues. Styleclick management believes that with the technology platform acquired in March 2001 from MVP.com, together with the employees hired in connection therewith, Styleclick will be able to adequately address those challenges in the near future. However, there can be no assurance that the technology platform acquired from MVP.com will successfully address such problems, in which case Styleclick faces the risk of losing existing customers, adversely affecting Styleclick's results of operations and making it more difficult to attract new customers.

    Styleclick and USAi are considering arrangements whereby USAi or its affiliates would provide certain administrative and operational services to Styleclick. Styleclick expects that these arrangements, if adopted, would reduce Styleclick's expenses and may improve the likelihood that ECS would supply business opportunities to Styleclick. There can be no assurance that such arrangements will be put in place, what the terms of such arrangements would be or whether such arrangements would, in fact, result in increased business opportunities for Styleclick.

    STYLECLICK SERVICE FOR CONSUMERS. Styleclick designs, builds and operates for itself e-commerce websites, some of which operate under trademarks that it owns and some of which operate under licensed trademarks. Styleclick's revenue sources for all of these sites include sales to consumers, including shipping and handling charges, and often include service fees charged for design, construction, operations and maintenance services. Although Styleclick has purchased inventory in the past, it has ceased doing so and intends to source its product for these sites in the future through consignment and drop-ship arrangements. Styleclick has substantially decreased emphasis on its consumer services operating under Styleclick-owned brands, including decreasing marketing cash expenditures and inventory expenditures.

    RECENT DEVELOPMENTS. In March 2001, Styleclick announced a new company organization designed to advance its offering of scalable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick and certain senior executives of Styleclick left the company.

    As a result of the current and anticipated operating losses of Styleclick and the continuing evaluation of operations and technology, management recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styteclick, which could result in additional write-downs and costs to further restructure the business to improve results.

                                   REGULATION

CURRENT FCC REGULATION

    HSN programming is distributed throughout the country via full-power and low-power broadcast television stations, cable television systems and direct broadcast satellite systems. HSN has an affiliate relationship with most of the television broadcast stations that distribute HSN programming. However, several of these stations are owned by subsidiaries of USA Broadcasting, HSN's sister corporation. Broadcasters, cable television system operators and direct broadcast satellite operators are subject to substantial federal regulation, particularly under the Communications Act of 1934, as amended, and the rules and regulations promulgated thereunder by the FCC. Cable television systems are also subject to regulation at the state and local levels. Because HSN relies on these regulated entities for distribution of its programming, any changes in the regulations summarized below may impact a substantial portion of HSN's business.

    The following is a brief summary of certain provisions of the Communications Act (as amended) and specific FCC regulations and policies. Further information concerning the nature and extent of federal regulation of broadcast stations is found in the Communications Act, FCC rules and the public notices and rulings of the FCC.

REGULATION OF CABLE SYSTEM OPERATORS AFFILIATED WITH VIDEO PROGRAMMING VENDORS

    The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors from providing satellite-delivered programming to their subscribers. The FCC has adopted regulations to (1) prevent a cable operator that has an attributable interest, including voting or non-voting stock ownership of at least 5%, in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable; and (2) to prevent a programmer in which a cable operator has an attributable interest from discriminating between cable operators and other multichannel video programming distributors, including other cable operators.

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

    Under the 1992 Act, the FCC set a 40% limit on the number of programming channels on a cable system that may be occupied by video programmers in which the cable operator has an attributable interest. The U.S. Court of Appeals for the D.C. Circuit has overturned the 40% limit and remanded the issue to the FCC.

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

    The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Cable franchises generally contain provisions governing time limitations on the beginning and completion of construction, and governing conditions of service, including the number of channels, the types of programming but not the actual cable programming channels to be carried, and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates. Local rate regulation for a particular system could result in resistance on the part of the cable operator to the amount of subscriber fees charged by USAi for its programming.

    Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies. USAi is not able to predict the impact such regulation could have on its businesses.

OTHER CABLE REGULATION

    Cable television operators also are subject to regulations concerning the commercial limits in children's programming and political advertising.

BROADCAST TELEVISION LICENSE GRANT AND RENEWAL

    The Communications Act provides that a broadcast license, including the licenses controlled by USA Broadcasting, may be granted to any applicant upon a finding that the public interest, convenience and necessity would be served thereby, subject to limitations. Television stations operate according to broadcasting licenses that are usually granted by the FCC for a maximum permitted term of eight years, subject to renewal upon application to the FCC.

ALIEN OWNERSHIP OF TELEVISION BROADCAST STATIONS

    The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships.

MULTIPLE AND CROSS OWNERSHIP

    Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national television viewing audience (subject to a 50% discount in the number of television households attributed to any UHF station).

    The FCC's "television duopoly" rule bars any entity from having attributable interests in two television stations in the same Nielsen Designated Market Area
(DMA) unless: (1) one of the two stations is not among the top four in audience share and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA if the proposed transaction is consummated. The rule also permits common ownership of two television stations with overlapping service contours if they are assigned to different DMAs or where one of the stations to be commonly owned has failed, is failing or is unbuilt or where extraordinary public interest factors are present.

    Under the FCC's current Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions if (1) it is a non-passive investor and it owns 5% or more of the voting stock in the media outlet; (2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interest (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet and it either
(i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest, independent of this total asset rule, in another media outlet in the same market.

    The FCC has eliminated its single majority shareholder exception, which previously enabled a single shareholder that owned more than 50 percent of a media outlet's voting stock to be the only attributable shareholder in that outlet, even if other shareholders in that media outlet had interests (such as 5% or more of the voting stock) that otherwise would have caused them to be attributable. All interests that were deemed to be non-attributable based on the single majority shareholder exception as of January 2001 will continue to be treated as non-attributable interests.

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

    The digital television implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2002 for completion of construction of digital television facilities and 2006 for expiration of the digital transition period, subject to biennial reviews to evaluate the progress of digital television, including the rate of consumer acceptance.

    On September 12, 2001, the FCC plans to auction the 700 MHz spectrum currently occupied by television broadcast stations on Channels 60-69 for new wireless uses. Despite the scheduled auction, broadcasters will not be required to cease operating on Channels 60-69 until December 31, 2006 (the scheduled end of the DTV transition period). However, the FCC has adopted rules that will allow television stations to vacate their 700 MHz spectrum on an expedited basis though voluntarily negotiated agreements between broadcast licensees and the high bidders in the 700 MHz auction.

    USAi continually reviews developments relating to the FCC's digital television proceedings, and the digital television industry generally. Material developments in this regard could have an impact on USAi's businesses. For example, low-power television stations, including those owned by USAi, as well as other HSN low-power television affiliates, may have to cease operations due to irremediable interference to or from new digital television allocations. However, under procedures established in the digital television rulemaking proceeding, licensees of these low-power television stations may file applications for authorization to shift their operations to an alternative channel if a viable alternative can be identified.

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

TELEVISION VIOLENCE

    As part of a directive in the Telecommunications Act, the broadcast and cable television industries have adopted, and the FCC has approved a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. The FCC directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation that began on July 1, 1999. USAi cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect its business.

EEO

    The FCC recently adopted equal employment opportunity rules, which require stations to widely disseminate information regarding job openings, maintain records of their equal employment opportunity program and outreach efforts, prepare annual employment reports and file, with the FCC, certifications of compliance with the equal employment opportunity program every other year. However, the FCC's rules were struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit in January 2001. Although the courts ruling does not become effective until the court issues its mandate, on January 31, 2001, the FCC suspended its EEO rules.

MUST-CARRY/RETRANSMISSION CONSENT

    Television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a television broadcaster demands carriage on a specified channel on cable systems within its television market (defined by Nielsen as a Designated Market Area (DMA)). Alternatively, if a television broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Home Shopping Network is affected by the must-carry rule. The FCC currently is conducting a rulemaking proceeding to determine whether, in certain circumstances, it should require carriage of a television station's digital and analog signals.

SHVIA

    The Satellite Home Viewer Improvement Act ("SHVIA"), which was enacted on November 29, 1999 provides, among other things, for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations into the stations' respective local markets. SHVIA does not require satellite carriers to deliver local stations in into their local markets--so called "local-into-local" service. However, as of January 1, 2002, a satellite carrier that chooses to carry at least one local television broadcast station signal pursuant to the statutory copyright must also carry any other full power local television station in the market that requests carriage. In certain instances, a satellite carrier is not required to carry duplicative signals of commercial television stations serving the same local market. Satellite carriers will be prohibited from providing local-into-local service without the consent or must-carry election of such station, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers.

CLOSED CAPTIONING

    The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming carried on broadcast television stations and cable programming networks. Home Shopping Club has applied to the FCC for waivers of the closed captioning rules. Parties are not required to comply with the closed captioning rules while they have waiver requests pending.

OTHER BROADCAST TELEVISION REGULATIONS

    The FCC continues to enforce its regulations concerning "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance and marking. In addition, FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

CABLE TELEVISION RATE REGULATION

    The Telecommunications Act phased out cable rate regulation, except with respect to the "basic" tier, which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers. Home Shopping Network and America's Store programming are distributed on the basic tier in some areas, and "expanded basic" tiers in other areas. Rate regulation of all non-basic tiers including the expanded basic tiers was eliminated as of March 31, 1999. The local franchising authorities are primarily responsible for regulating the basic tier of cable service. Because USAi's revenues are, to some degree, affected by changes in cable subscriber rates, increased regulation of cable subscriber rates, or a reduction in the rates that cable service providers may charge customers, could have a significant impact on USAi's revenues.

PROPOSED CHANGES

    Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of USAi's broadcast stations and broadcast and cable programming networks. In addition to the changes and proposed changes noted above, such matters include, for example, rate regulation for upper tiers of service, political advertising rates and potential restrictions on the advertising of products (beer, wine and hard liquor, for example). Other matters that could affect USAi's regulated media businesses include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

OTHER REGULATORY CONSIDERATIONS

    The summary presented above does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, you should review the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal opportunity employment and other matters affecting USAi's and USANi LLC's business and operations.

    In addition, increasing concern over consumer privacy, including regulations relating to the use of the Internet with customer care and service, has let to the introduction from time to time of proposed legislation, including at the federal level, that could impact the Company's businesses. The Company cannot predict whether any of these types of legislation will be enacted and what effect, if any, it would have on the Company and its subsidiaries.

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

                                  COMPETITION

CABLE AND STUDIOS

    USA CABLE

    VIEWERSHIP AND ADVERTISING REVENUES. USA Cable competes for access to its customers and for audience share and revenue with broadcasters and other forms of entertainment. Cable operators and other distributors only contract to carry a limited number of the available networks. Therefore, they may decide not to offer a particular network to their subscribers, or they may package a network with other networks in a manner that only a portion of their subscribers will receive the service (for example, by charging an additional fee). In addition, there has been increased consolidation among cable operators, so that USA Cable's networks have become increasingly subject to the carriage decisions made by a small number of operators. This consolidation may reduce the per-subscriber fees received from cable operators in the future. The consolidation also means that the loss by any network of any one or more of its major distributors could have a material adverse impact on that network. The competition for advertising revenues also has become more intense as the number of television networks has increased. While many factors affect advertising rates, ultimately they are dependent on the numbers and types of viewers which a program attracts. As more networks compete for viewers, it becomes increasingly difficult to increase or even maintain a network's number of viewers. Moreover, to do so may require a network to spend significantly greater amounts of money on programming. Therefore, greater pressure may be placed on the networks' ability to generate advertising revenue increases consistent with the increases they have achieved in the past. Both USA Cable and Studios USA are affected by competition for advertising revenues.

    THIRD-PARTY PROGRAMMING. The competition for third-party programming is likely to increase. Many networks, including USA Cable's networks, are affiliated with companies that produce programming. This programming is becoming increasingly difficult to acquire by anyone other than the affiliated networks. As a result, with affiliated programming already generally spoken for, there is likely to be strong competition to acquire remaining third party (non-affiliated) programming.

    STUDIOS USA

    PROGRAMMING. Studios USA operates in a highly competitive environment. The production and distribution of television programming are highly competitive businesses. Television programs produced by Studios USA compete with all other forms of network and syndication programming, as well as other forms of entertainment. Competition is also faced from other major television studios and independent producers for creative talent, writers and producers. The profitability of Studios USA is dependent upon factors such as public taste that is volatile, shifts in demand, economic conditions and technological developments.

    In 1995, the FCC repealed its financial interest and syndication rules ("fin-syn rules"). The fin-syn rules were adopted in 1970 to limit television network control over television programming and to foster the development of diverse programming sources. The rules had restricted the ability of the three established, major U.S. televisions networks (I.E., ABC, CBS and NBC) to own and syndicate television programming. The repeal of the rules has increased in-house production of television programming for the networks' own use. As a result of the repeal of the fin-syn rules, the industry has become increasingly vertically integrated, with virtually all of the major broadcast networks being aligned with a major studio. In addition, two major broadcast networks have formed their own in-house production units. There can be no assurance that these changes will not have a negative impact on Studios USA's business as its network customers are now able to choose between their own product and Studios USA's product in making programming decisions. Nonetheless, up through the current 2000/2001 season, Studios USA has continued to remain one of the primary independent suppliers of U.S. television programming.

ELECTRONIC RETAILING

    HOME SHOPPING NETWORK

    The Home Shopping Network business operates in a highly competitive environment. It is in direct competition with retail merchandisers, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

    Home Shopping Network and QVC, Inc. are currently the two leading electronic retailing companies. Liberty, a subsidiary of AT&T which holds a substantial equity interest in USAi and USANi LLC, currently owns 43% of QVC but has entered into a stockholders agreement with Comcast Corporation, which owns 57% of QVC, under which Comcast Corporation controls the day to day operations of QVC. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which Home Shopping Network operates. Some competitors of the Home Shopping Network business are larger and more diversified than USAi.

    VIEWERSHIP. The Home Shopping Network business also competes for access to its customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affect the availability of these channels for HSN, America's Store and HSE programming and the compensation which must be paid to cable operators for carriage of HSN, America's Store and HSE programming.

    CHANNEL CAPACITY. In addition, due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of digital cable and new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. A substantial portion of USAi's businesses are affected by changes in channel capacity and competition among programming providers for available channel capacity.

    HSN INTERNATIONAL

    HSN's largest competitor internationally is QVC. QVC operates QVC The Shopping Channel in the United Kingdom and also QVC Deutschland GmbH in Germany. QVC has also announced that it will begin a television shopping channel in Japan in the spring of 2001. Other competitors to HSN in the international area include Bertelsmann, which has also announced plans to begin a German-language television shopping channel in Germany sometime in 2001. In France and portions of Belgium, the French channels TF1 and M6 each have several hours daily of French-language television shopping programming. Additionally, several other companies have announced plans to begin television shopping channels in China that would compete with HSN's interest in TVSN there. There are also other operators throughout the world using infomercials and small amount of live programming that compete with HSN's international operations.

    HSN INTERACTIVE

    HSN.COM. Home Shopping Network operates HSN.com, an Internet retailing service that competes with numerous other on-line retail operations, including iQVC, which is operated by Home Shopping Network's principal television retailing competitor. Home Shopping Network/HSN.com potentially face competition from a number of large online communities and services that have expertise in developing online commerce. USAi believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability.

    DIRECT SELLING PROGRAMS/OTHER TRANSACTIONAL TELEVISION OPPORTUNITIES. Home Shopping Network's businesses of producing and distributing Direct Selling Programs and developing other transactional television opportunities compete with numerous other infomercial and other businesses, some of which have extensive experience in production, distribution and fulfillment. USAi believes that the principal competitive factors in these markets are access to and selection of goods and prominent personalities, price, production qualities, market understanding, media selection and scale.

USA ELECTRONIC COMMERCE SOLUTIONS

    ECS competes with a number of companies in the online ventures category, including Global Sports, FanBuzz and eVenator. ECS also competes with companies that provide certain portions of its online store operations, including fulfillment and customer service providers, transaction enablers and consulting firms. In the area of direct marketing, ECS competes in a competitive and fractured business against various online and offline marketers. In addition, as the market for electronic retailing grows, other service providers may increase their efforts to develop services that compete with those offered by ECS. ECS believes that the principal competitive factors in its business are scalability, depth of e-commerce offering and ability to offer end-to-end solutions. There can be no assurance that ECS will be able to compete successfully against current and future competitors.

STYLECLICK

    Styleclick faces competition from companies that currently provide e-commerce services similar to those offered by Styleclick, including Blue Martini, BEA, CrossCommerce, Digital River, Vcommerce, Global Sports, InterWorld and Escalate. Certain of Styleclick's competitors may be advantaged as compared to Styleclick with respect to technology, client lists, scale and access to capital. In addition, Styleclick potentially faces competition from companies, such as Amazon.com, that possess the technology and expertise necessary to effectively operate large-scale e-commerce businesses, but that may not currently offer such services to third parties. In addition, Styleclick's consumer businesses face competition from auction companies including eBay, Yahoo! Auctions, uBid, Microsoft Auctions, Auctionwatch and FairMarket, that have significantly stronger brands, higher usage and greater resources than Styleclick. In addition, Styleclick's challenges in meeting its obligations to its existing customers may make it difficult for Styleclick to attract or adequately service new customers. Styleclick's management believes that its recent purchase of the technology platform of MVP.com, Inc. will improve its competitive position in the marketplace, although it cannot guarantee that this will be the case. Styleclick believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability.

                                   EMPLOYEES

    As of the close of business on December 31, 2000, USANi LLC and its subsidiaries employed approximately 6,890 full-time employees, with approximately 1,080 employees employed by USA Cable and Studios USA, 5,520 employees employed by Electronic Retailing, 200 employees employed by Styleclick, and 90 employees employed by USA Electronic Commerce Solutions. USANi LLC believes that it generally has good employee relationships, including with employees represented by unions and guilds.

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

    All of USANi LLC's leases are at prevailing market (or "most favorable") rates and, except as noted, with unaffiliated parties. USANi LLC believes that the duration of each lease is adequate. USANi LLC believes that its principal properties, whether owned or leased, are adequate for the purposes for which they are used and are suitably maintained for such purposes. Most of the office/ studio space is substantially utilized, and where significant excess space exists, USANi LLC leases or subleases such space to the extent possible. USANi LLC anticipates no future problems in renewing or obtaining suitable leases for its principal properties.

CORPORATE

    USANi LLC maintains its principal executive offices at Carnegie Hall Tower, 152 West 57th Street, New York, New York which consists of approximately 29,850 square feet leased by USAi through October 30, 2005.

CABLE AND STUDIOS

    The executive offices of USA Cable are located at 1230 Avenue of the Americas, New York, New York 10020. USA Cable leases approximately 168,000 square feet at this office space under a lease that continues until March 31, 2005, subject to two five-year options to continue the term. USA Cable also has smaller offices in Chicago (affiliate relations and sales), Detroit (sales), and Los Angeles (affiliate relations, sales and programming).

    USA Cable also leases approximately 55,000 square feet in a facility in Jersey City, New Jersey, where USA Cable has its broadcast operations center. This space is used to originate and transmit the USA Network, Sci Fi Channel, Trio, and NWI signals. Post-production for USA Network, Sci Fi Channel, and Trio, including audio production, editing, graphics and duplication, also is performed at this location. The lease for this space continues through April 30, 2009, and there are options to continue the term beyond that time.

    Studios USA currently conducts its domestic television production and distribution operations primarily from its executive and administrative offices in West Hollywood, California (in a facility owned during 2000 by Ticketmaster and sold, effective February 1, 2001, to USAi, located at 8800 Sunset Boulevard, West Holywood, California 90069) and in New York City (in leased office space located at 1325 Avenue of the Americas, New York, New York 10019). Additionally, Studios USA has four domestic sales offices located in Atlanta, Chicago, Dallas and New York City. Production facilities in Southern California are leased primarily from Universal on its Universal City lot on an as-needed basis depending upon production schedules. Studios USA also leases production facilities in New York City--for the production of LAW & ORDER, LAW & ORDER:
SPECIAL VICTIMS UNIT, DEADLINE, WELCOME TO NEW YORK, SALLY and MAURY, in California for FIRST YEARS and in Chicago for production of THE JERRY SPRINGER SHOW.

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

    Home Shopping Network owns and operates a warehouse located in Salem, Virginia, consisting of approximately 780,000 square feet, which is used as a fulfillment center. In addition, Home Shopping Network leases one additional location in Salem, Virginia consisting of 194,750 square feet and two additional locations in Roanoke, Virginia consisting of 70,000 square feet and 383,000 square feet.

    Home Shopping Network leases a 817,750 square foot warehouse in Fontana, California which it expects to open as an additional fulfillment facility in 2001.

    Home Shopping Network's retail outlet subsidiary leases five retail stores in the Tampa Bay, Orlando and Chicago areas totaling approximately 105,785 square feet.

    HSN INTERNATIONAL

    HOT Germany owns no real estate in Germany, although it leases approximately 3,200 square meters in Ismaning, Germany (outside Munich) for offices and studios.

USA ELECTRONIC COMMERCE SOLUTIONS

    The executive offices of USA Electronic Commerce Solutions are located at 810 Seventh Avenue, 18th Floor, New York, New York. Approximately 15,500 square feet are maintained under a lease expiring in 2010.

STYLECLICK

    Styleclick's headquarters are in Los Angeles, where it leases 23,000 square feet under a lease expiring 2005. Styleclick has a second location in Culver City, California with 23,000 square feet under a lease expiring in 2006. Styleclick's New York office consists of 4,000 square feet under a month to month arrangement with Ticketmaster. Styleclick leases a 4800 square foot facility in High Point, North Carolina under a lease that expires in 2004. Styleclick leases an additional 10,000 square feet in Los Angeles, under a lease expiring in 2002, which it subleases to a third party.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of business, USAi and USANi LLC and their subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in these matters may be subject to insurance coverage. Although amounts recovered in litigation are not expected to be material to the financial position or operations of USAi and USANi LLC, this litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

ASCAP LITIGATION

    USA Cable's networks, USA Network, Sci Fi Channel, Trio and NWI, along with almost every other satellite-delivered network, are involved in continuing disputes regarding the amounts to be paid by it for the performance of copyrighted music in the repertories of the American Society of Composers, Authors and Publishers ("ASCAP") and by Broadcast Music, Inc. ("BMI"). The payments to be made to ASCAP will be determined in a "rate court" proceeding under the jurisdiction of the U.S. District Court for the Southern District of New York. In the initial phase of this proceeding, it was determined that USA Network must pay ASCAP interim license fees calculated at 3% of the gross revenues of USA Network. The same interim fee subsequently has been agreed to for Sci Fi Channel, Trio and NWI. This fee level is subject to upward or downward adjustment based on the ultimate outcome of the rate court proceeding, or as the result of future negotiations. The relevant time periods are subsequent to January 1, 1986 with respect to USA Network and subsequent to launch with respect to Sci Fi Channel, Trio and NWI. As to BMI, interim fees are being paid by USA Network, Sci Fi Channel, Trio and NWI. These interim fees are subject to upward or downward adjustment, based on a future negotiated resolution or submission of the issue to BMI's own federal "rate court." USA Network's fees to BMI are final through June 30, 1992 and interim thereafter. The fees of the remaining services are interim from their dates of launch. USAi cannot predict the final outcome of these disputes, but does not believe that it will have a material impact on its financial results.

HOME SHOPPING NETWORK CONSUMER CLASS ACTION

    On November 15, 1999, Home Shopping Network was named as a defendant in a consumer class action lawsuit entitled BRUCE TOMPKINS, HENRIETTA BUCK AND JODI HABEL HILL ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED INDIVIDUALS
V. PROTEVA, INC., HOME SHOPPING NETWORK, INC. D/B/A HOME SHOPPING NETWORK AND THE HOME SHOPPING NETWORK, JOHN ROBERTS, VIVIAN ROBERTS MCKINLEY, KN CHAN, WILLIAM LYNCH AND BRIAN JORDAN, filed in the Chancery Division of the Circuit Court of Cook County, Illinois, Case No. 99 CH 12013. The action is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from one of the defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) a defendant refused or failed to honor the rebate offer which was offered as part of the sale, or (c) a defendant refused or failed to provide customer service as purportedly advertised. In the complaint, the plaintiffs assert causes of action for consumer fraud, breach of implied warranty of merchantability and unjust enrichment and seek compensatory and punitive damages along with interest, costs and attorneys' fees. Home Shopping Network has filed an answer to the complaint.

    The plaintiffs filed an amended class action complaint that, among other things: (i) added an additional named plaintiff, Susan Leff (ii) added Home Shopping Club LP, Warrantech Helpdesk, Inc., Banctech Service, Inc. and Timespace Internet, Inc. as named defendants, (iii) removed two individuals as named defendants, Vivian Roberts McKinley and Kn Chan, and (iv) expanded the existing warranty cause of action to also apply to breach of express warranty. On May 9, 2000, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") filed a motion to dismiss the amended complaint. On May 23, 2000, the Cook County Circuit Court addressed the HSN Defendants' motion to dismiss by entering an Order that, in pertinent part, required the plaintiffs to file a second amended complaint. On June 6, 2000, the plaintiffs filed a second amended class action complaint that, among other things, added an additional named plaintiff, Anastasia Kolias, and asserted two additional causes of action for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the second amended complaint.

    On December 1, 2000, the plaintiffs filed a third amended class action complaint that, among other things: (i) added an additional named plaintiff, Wayne Varner, (ii) apparently removed three corporate defendants, Warrantech Helpdesk, Inc., Banctec Services Corp. and Timespace Internet, Inc., and
(iii) removed causes of actions for negligent misrepresentation and breach of contract. The HSN Defendants have filed an answer and affirmative defenses to the third amended complaint. The parties are engaged in the discovery process. On February 27, 2001, the plaintiffs filed a motion for class certification. The HSN Defendants intend to oppose the motion for class certification and will continue to vigorously defend this action.

URBAN LITIGATION

    Beginning in October 1996, Home Shopping Club, Inc. ("HSC"), predecessor in interest to HSN LP, withheld monthly payments under the Affiliation Agreement with Urban Broadcasting Corporation due to breaches of the Affiliation Agreement by Urban. Urban contested this action. In addition, on January 10, 1997, Urban filed an Emergency Request for Declaratory Ruling with the FCC requesting an order that the requirement in the Affiliation Agreement that Urban broadcast at full-power violates the FCC's rules, or alternatively, requesting that the FCC revise the terms of the Affiliation Agreement to bring it into compliance with its Rules. Urban also requested that the FCC undertake an inquiry into USAi's actions of withholding payments to Urban to determine whether USAi is fit to remain an FCC licensee. On December 17, 1999, Urban filed a Supplement to Emergency Request for Declaratory Relief requesting that the FCC (1) set a deadline for reformation of several agreements between the parties, (2) rule that the station's power authorized level is lower than the level set by current authorizations and (3) agree not to pass on any applications for assignment or transfer of the station. Certain entities controlled by USAi filed an opposition to this Request on January 10, 2000 to which Urban replied on January 27, 2000. As of this date, no ruling has been issued by the FCC.

    On October 23, 1997, HSC filed suit against Urban in the Circuit Court for Arlington County, Virginia seeking a judicial declaration that it was entitled to withhold the payments in dispute because of Urban's breaches of the Affiliation Agreement. Urban responded with counterclaims and began a related action in the Circuit Court against HSC, HSN, Inc. (now USAi) and Silver King Broadcasting of Virginia, Inc. (now USA Station Group of Virginia, Inc. ("USA-SGV")). Urban asserted contract and tort claims related to HSC's decision to withhold affiliation payments. A trial was held on April 5-7, 1999. At the conclusion of Urban's case, the court ruled that Urban's evidence be struck and that judgment be entered in favor of HSC, USAi and USA-SGV on all counts of Urban's First Amended Motion for Judgment. Further, the court ruled that the related chancery action, which had been consolidated with the law action for trial, be severed for further proceedings at some future date. A Final Order of Judgment concerning the above rulings was entered by the court on May 5, 1999. On May 3, 1999, HSC, USAi and USA-SGV filed a Motion for Summary Judgment directed to all remaining counts in the chancery action. Urban has appealed the judgment in the law action to the

Virginia Supreme Court. In addition, on June 11, 1999, judgment was entered in favor of HSC, USAi and USA-SGV on all Urban's counterclaims in the chancery suit, and the trial court granted HSC's request for a declaratory judgment that HSC had not breached the Affiliation Agreement. Urban failed to file a timely appeal of the judgment in the chancery suit. Based on Urban's failure to appeal the chancery suit, USAi has moved to dismiss Urban's appeal in the related law action. A hearing on the motion to dismiss was heard on February 16, 2000. On March 1, 2000, the Virginia Supreme Court granted the motion to dismiss and dismissed Urban's petition for appeal related to the at-law action. On or about March 15, 2000, Urban filed a petition for rehearing which was denied by the Virginia Supreme Court on April 21, 2000.

    On April 20, 2000, Urban filed a motion in the U.S. Bankruptcy Court for the Eastern District of Virginia seeking to have that Court reopen Urban's prior Chapter 11 case and clarify certain factual and legal matters contained within the Court's September 30, 1996 confirmation order. In addition, Amresco Funding Corporation, the entity that provided Urban with bankruptcy exit financing, joined in Urban's motion. By Order dated May 3, 2000, the Court denied Urban's motion. On May 15, 2000, Urban filed a motion requesting that the Court reconsider its May 3, 2000 ruling, or, in the alternative, amend findings of fact. By Memorandum Opinion and Order dated June 9, 2000, the Court denied Urban's motion to reconsider, or, in the alternative, to amend findings of fact.

    On November 12, 1999, the Arlington County Circuit Court granted USA-SGV a default judgment against Urban arising from Urban's defaults on the Loan Agreement for $10,552,060.64, plus interest, plus $8,131 in attorneys fees and costs. Urban has noted an appeal of this judgment. Urban's appeal of this judgment was denied by the Virginia Supreme Court on June 2, 2000, and Urban's petition for rehearing was denied on July 21, 2000.

    On August 1, 2000, Urban and Mr. Theodore M. White, President and owner of all of the voting stock of Urban, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Columbia. USA-SGV filed motions on August 3, 2000 requesting the Court to:
(a) transfer venue of Urban's bankruptcy case from the U.S. Bankruptcy Court for the District of Columbia to the U.S. Bankruptcy Court for the Eastern District of Virginia, and (b) appoint a Chapter 11 trustee for Urban. The U.S. Bankruptcy Court for the District of Columbia granted USA-SGV's motion to transfer venue. An evidentiary hearing on USA-SGV's motion for entry of an order directing appointment of a Chapter 11 trustee for Urban was scheduled to occur before the Bankruptcy Court for the Eastern District of Virginia on November 29, 2000. On November 29, 2000, the parties entered into a Stipulation and Consent Order Re Motion to Appoint Chapter 11 Trustee. The foregoing order is in the process of being administered by the parties. The Company does not believe that this litigation will have a material impact on its financial results.

MARKETINGWORKS LITIGATION

    On October 14, 1999, Marketingworks, Inc., a home video distribution company, filed a complaint against Universal Studios Home Video and Studios USA Television Distribution LLC ("Universal/ USA") in Los Angeles Superior Court, alleging contract and tort claims in connection with a home video series consisting of out-takes from the Jerry Springer Show. Marketingworks contends that in January, 1997, it disclosed confidential marketing plans to Universal Television, which were subsequently appropriated for use in the "out-take" home video series. In January, 2000, Universal/ USA removed the case to Federal Court on the basis of copyright preemption and because Marketingworks sought federal remedies under the Lanham Act. Trial is currently set for July 3, 2001. Universal/USA believes it is unlikely that this claim will present any material liability to the Company and intends to vigorously defend against the lawsuit.

RTL LITIGATION

    On August 25, 2000, RTL Plus Deutschland Fernsehen GMBH & Co. Betriebs-KG, Companie Luxembourgeoise de Telediffusion S.A. and UFA Film-Und
Fernseh-GMBH &Co. KG (collectively "RTL") filed a complaint in the Netherlands against Universal Studios International B.V. ("USI"). USI, the international distribution entity of Universal Studios, Inc., has the rights, subject to various exemptions, to distribute internationally certain television programs owned by Studios USA and other USAi entities. The complaint involves a 10-year "output" agreement between the RTL and USI, signed July 30, 1996, pursuant to which, among other things, certain television programs owned by Studios USA and other USAi entities are distributed in Germany (the "RTL Output Agreement"). The RTL Output Agreement also includes "co-production" provisions under which RTL acquires an equity interest in certain programs. The complaint, based on equitable doctrines of "mistake of fact" and "unforeseen circumstances," requests the court to modify or nullify RTL's licensing and "co-production" obligations with respect to current television programs. Studios USA and its affiliated companies are not parties to the RTL Output. On November 22, 2000, USAi moved to intervene or, alternatively, to join USI, in the Netherlands proceeding. Studios USA and its affiliated entities believe the RTL complaint to be without merit, and intend to vigorously protect their interests.

TRACY KEENAN WYNN, ET AL. V. NATIONAL BROADCASTING COMPANY, INC., ET AL.

    On October 20, 2000, plaintiffs, a group of television writers over the age of forty, filed a purported class action in the United States District Court for the Central District of California Western Division, against many talent agencies, television networks and studios, including Studios USA LLC, alleging that the defendants were discriminating against older writers by not hiring them for writers positions. In November, 2000, plaintiffs filed an amended complaint adding new plaintiffs, and alleging claims for relief against Studios USA LLC (and others) for: (1) Violation of Federal and State Civil Rights Laws, including the Age Discrimination in Employment Act, 29 U.S.C. Section 623, the California Fair Employment and Housing Act, California Government Code Sections 12940 and 12941, and the New York Human Rights Law, N.Y. Exec. Law Section 296;
(2) Aiding and Abetting Violations of Civil Rights Laws; (3) Conspiracy to Violate Civil Rights (with other commonly owned or affiliated defendants); and
(4) Breach of the Collective Bargaining Agreement under the Labor Management Relations Act, 29 U.S.C. Section 301.

    Studios USA LLC has filed a motion to dismiss this action, or in the alternative, to sever the claims against Studios USA LLC from the claims against the other defendants, based on, among other things, the fact that plaintiffs have alleged a twenty-year conspiracy against a company that was incorporated only several years ago, and the fact that there are a lack of specific allegations against Studios USA LLC. The hearing on the motion, originally set for February 12, 2001, was taken off the calendar and the judge has taken the matter under submission without oral argument. Studios USA LLC believes it is unlikely that this claim will present any material liability to the Company and intends to vigorously defend against the lawsuit.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The USANi LLC shares are not quoted on any stock exchange and are not traded. The USANi LLC shares are exchangeable for shares of USAi common stock and Class B common stock on a one-for-one basis. All outstanding shares are held by USAi, Holdco, Universal and Liberty. On January 20, 2000, the Board of Directors declared a two-for-one share split of USANi LLC shares, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of USANi LLC or its predecessor company, where indicated, for each of the years in the five-year period ended December 31, 2000. This data was derived from USANi LLC's or its predecessor company's audited consolidated financial statements and reflects the operations and financial position of USANi LLC or its predecessor company at the dates and for the periods indicated. The information in this table should be read with the financial statements and accompanying notes and other financial data pertaining to USANi LLC included herein.

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

                                               PREDECESSOR COMPANY                  USANI LLC
                                             -----------------------   ------------------------------------
                                                                YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                              1996(1)      1997(1)     1998(1)(2)    1999(3)      2000(4)
                                             ----------   ----------   ----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues...............................  $1,017,740   $1,153,660   $2,332,825   $2,686,479   $3,360,132
Operating profit (loss)....................      41,186       61,142      231,730      343,595      264,274
Net earnings (loss)........................      20,620       16,255      125,535      394,988      329,877
BALANCE SHEET DATA (END OF PERIOD):
Working capital (deficit)..................  $    3,398   $   41,321   $  318,590   $  303,750   $  290,440
Total assets...............................   1,636,380    1,653,875    7,002,685    7,472,926    7,972,868
Long-term obligations, net of current
  maturities...............................          --           --      732,307      527,339      504,063
Members' equity............................   1,390,975    1,408,362    5,115,405    5,841,679    6,139,731
Other Data:
Net cash provided by (used in):
Operating activities.......................  $   23,123   $   40,237   $  278,274   $  427,698   $  360,239
Investing activities.......................     (10,733)     (49,971)  (1,400,559)     (16,774)    (245,800)
Financing activities.......................     (21,280)      16,302    1,334,166     (398,353)    (291,297)
Effect of exchange rate changes............          --           --           --           --        1,200
EBITDA.....................................      74,669      126,294      406,356      545,814      677,387

--------------------------

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

    USANi LLC is not subject to federal and stated income tax since its formation on February 12, 1998. Net earnings (loss) for USANi LLC's predecessor, Holdco, for the years ended December 31, 1995, 1996 and 1997 and the period January 1 to February 12, 1998 include income tax expense (benefit) of ($33.3) million, $12.6 million, $30.3 million and $1.9 million, respectively.

    Given that equity interests in limited liability companies are not in the form of common stock and the change in capitalization from the predecessor companies, earnings per share data is not presented for USANi LLC.

(2) The consolidated statement of operations data include the operations of USA Cable and Studios USA since their acquisition by USAi from Universal on February 12, 1998.

(3) Net earnings for the year ended December 31, 1999 includes a pre-tax gain of $89.7 million related to the sale of securities.

(4) Includes a pre-tax gain of $104.6 million related to the Styleclick transaction and a pre-tax charge of $145.6 million related to impairment of Styleclick goodwill.

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

    On July 27, 2000, the Company and Styleclick.com Inc., an enabler of e-commerce for manaufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). The Styleclick Class A common stock is quoted on the Nasdaq Stock Market under the symbol "IBUY".

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick, and certain senior executives of Styleclick left the company.

    As a result of the current and anticipated operating losses of Styleclick and the continuing evaluation of the operations and technology, management determined the goodwill recorded in conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

    The Company is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    The five principal areas of business are:

    - CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

    - USA ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

    - EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

NET REVENUES

    For the year ended December 31, 2000 revenues increased by $673.7 million, or 25.1%, to $3.4 billion from $2.7 billion in 1999 primarily due to increases of $437.2 million, $225.8 million and $19.1 million from the Electronic retailing, Cable and studios and Emerging networks businesses, respectively, partially offset by a decrease in the Styleclick business of $6.7 million.

    The increase in Electronic retailing primarily resulted from Home Shopping Network's core business, which generated increased sales of $152.0 million, electronic retailing operations in Germany, which generated increased sales of $224.4 million, HSN.com, which generated increased sales of $39.9 million on revenues of $41.6 million, and Home Shopping en Espanol, which generated increased sales $10.3 million. Total units shipped increased to 33.4 million units compared to 32.0 million units in 1999, and the price point increased to $48.56 per unit as compared to $45.45 in 1999. Furthermore, the return rate decreased to 19.9% from 20.3% in 1999. As of January 1, 2000, the Company presents the operations of HOT Germany on a consolidated basis whereas the investment was previously accounted for under the equity method of accounting. Revenues for the German operations were $224.4 million in 2000 as compared to $166.7 million in 1999.

    USAi has entered into an agreement to transfer 13 owned and operated full-power television stations to Univision. The agreement with Univision permits the ten stations that are currently airing HSN to continue to do so until January 10, 2002.

    Home Shopping Network expects that, before HSN is disaffiliated, it will have entered into agreements with cable operators in the aforementioned markets under which the cable operators will transition HSN from broadcast to satellite feed upon disaffiliation. Agreements with most cable operators have already been reached, and Home Shopping Network expects that it will reach agreement with the remaining operators and successfully manage the process of disaffiliation, although there can be no assurance as to whether or when such agreements will be reached, or their terms, which could have a negative impact on the financial operations of Home Shopping Network. HSN customers in these markets who receive HSN only through over-the-air broadcast television will not be able to receive HSN unless they subscribe to a cable or satellite service that offers HSN. The effect of this on HSN's financial results is currently being evaluated. A loss in sales is expected, which would be partially offset by the elimination of the costs of operating the television stations being sold. Based on preliminary estimates, management believes that sales and EBITDA loss at HSN should be in the range of approximately 6%, a loss that management believes to be insignificant in relation to the proceeds associated with the Univision transaction. There is no definitive way, however, to calculate in advance the sales or EBITDA losses that will be associated with disaffiliation, and actual sales and EBITDA losses could be higher.

    The increase in Cable and studios primarily resulted from an increase in advertising revenues at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci Fi Channel due to an increase in subscribers and higher ratings and increased affiliate revenues at both networks. Net revenues at Studios USA increased due primarily to increased productions for USA Network and the Sci Fi Channel, increased deliveries of network drama and reality productions, and increased performance of talk shows. Note that Studios USA defers revenue recognition for internally produced series for the USA Network and Sci Fi Channel until the product is aired on the networks.

    Net revenues of Emerging networks increased by $19.1 million to $20.3 million from $1.2 million for the year ended December 31, 2000 as compared to 1999 due to the acquisition of Trio and NewsWorld International on May 19, 2000. Prior to this acquisition, the results reflect only SciFi.com.

    Revenue from online retailing networks on the companies auction sites decreased $12.2 million as compared to 1999 due to the merger of ISN and Styleclick and the integration of the ISN sites with the Styleclick technology. Styleclick revenue was $5.6 million for the period subsequent to acquisition.

    In connection with its increased focus on its e-commerce service provider business, Styleclick has significantly reduced its online retailing networks business. Accordingly, Styleclick has ceased purchasing inventory for its online retailing networks business and is in the process of selling its inventory on hand. Ultimately, Styleclick intends to sell products that are obtained either on consignment or a drop-ship basis. Such changes will result in substantially reduced revenues from product sales when compared to historical results. Revenue from the online retailing networks business was $20.9 million, or approximately 94% of revenue, for the year ended December 31, 2000.

OPERATING COSTS AND EXPENSES

    For the year ended December 31, 2000, total operating costs and expenses increased $753.0 million, or 32.1%, to $3.1 billion from $2.3 billion compared to 1999, primarily due to increased costs of $399.5 million, $112.0 million, $23.3 million and $19.2 million from the Electronic retailing, Cable and studios, Emerging networks, and Electronic commerce solutions businesses, respectively, increased depreciation and amortization of $201.3 million, including $145.6 million recorded at December 31, 2000 related to Styleclick, and increased amortization of cable distribution fees of $9.6 million. The increased costs are related to the higher revenue of all of the businesses, the consolidation of the German electronic retailing operations as of January 1, 2000 and increased start-up costs for emerging businesses. Depreciation and amortization increased as a result of capital expenditures and acquisitions, including Styleclick, NWI and Trio. Amortization of cable distribution fees increased due to higher cost distribution arrangements.

OTHER INCOME (EXPENSE)

    For the year ended December 31, 2000, net interest expense decreased by $27.2 million, compared to 1999 primarily due to lower borrowing levels as a result of the repayment of bank debt in prior years from the proceeds of equity transactions involving Universal Studios Inc. ("Universal") and Liberty Media Corporation ("Liberty"). In the year ended December 31, 2000, the Company realized a pre-tax gain of $104.6 million based upon the exchange of 25% of ISN for 75% of Styleclick.com in the Styleclick Transaction. Also, the Company realized a pre-tax loss of $35.7 million related to the write-off of investments to fair value. In the year ended December 31, 1999, the Company realized pre-tax gains of $89.7 million related to the sale of securities. Furthermore, the Company recognized other income of $10.4 million from the reversal of equity losses which were recorded in 1998 as a result of the Universal transaction.

                               MINORITY INTEREST

    Minority interest primarily represents the public's ownership interest in Styleclick since July 27, 2000 and partners interest in HOT Germany, which the Company began to consolidate as of January 1, 2000.

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

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

NET REVENUES

    For the year ended December 31, 1999, net revenues increased
$353.6 million, or 15.2%, to $2.7 billion from $2.3 billion compared to 1998 primarily due to increases of $218.9 million and $134.0 million from the Cable and studios and the Electronic retailing businesses, respectively.

    The increase in Cable and studios revenues primarily resulted from an increase in advertising revenues due to higher ratings at USA Network and a significant increase in advertising revenues and affiliate revenues at Sci Fi Channel. The USA Cable increase was offset by lower revenues at Studios USA due to fewer deliveries of network product, fewer pilots produced and significantly increased usage of internally produced series for which revenue recognition is deferred until aired on USA Network and Sci Fi Channel. The increase in Electronic retailing revenues primarily resulted from HSN's core business, which generated increased sales of $115.0 million, including sales increases of $93.9 million from Home Shopping Network and America's Store and $25.3 million from continuity services. Furthermore, sales on Home Shopping en Espanol increased by $5.4 million. Total units shipped increased by 10.8% to
32.0 million units compared to 28.9 million units in 1998. The increase in net revenues also reflected a decrease in the return rate to 20.3% from 21.0% in 1998.

OPERATING COSTS AND EXPENSES

    For the year ended December 31, 1999, total operating costs and expenses increased $241.8 million, or 11.5%, to $2.3 billion from $2.1 billion compared to 1998, primarily due to increased costs of $98.5 million, $74.5 million and $28.4 million from the Electronic retailing, Cable and studios and Styleclick businesses, respectively.

    The increase in costs and expenses of Electronic retailing resulted primarily from higher sales volume and higher merchandising personnel costs. Also contributing to the increase in costs were international sales and costs associated with developing the Company's Short Shopping concept. Cable and studios costs and expenses increased due to the full year impact in 1999 of the Universal transaction, although the increase was offset by a decrease which resulted primarily from lower overhead and marketing costs,lower television production and increased usage of internally developed product. The increase in costs and expenses of Styleclick resulted primarily from increased costs to maintain and enhance the Internet services; the costs incurred to develop and launch FirstJewelry.Com in October 1999 and increased costs of shipping product as First Auction expanded its product mix.

    Goodwill amortization increased by $16.4 million due to the full year impact in 1999 of the Universal transaction.

OTHER INCOME (EXPENSE)

    For the year ended December 31, 1999, net interest expense decreased by $47.1 million, compared to 1998 primarily due to lower borrowing levels as a result of the repayment of bank debt in the fourth quarter of 1998 and in 1999 from the proceeds of equity transactions involving Universal and Liberty. In addition, lower interest rates resulted in decreased interest expense.

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

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    The operating results and capital resources and liquidity requirements of USAi, Holdco and USANi LLC are dependent on each other. The investment agreement, among Universal Universal, Liberty, USAi and Holdco requires that no less frequently than monthly, (1) all cash generated by entities not owned by USANi LLC be transferred to USANi LLC and (2) any cash needs by entities not owned by USANi LLC be funded by USANi LLC. In addition, USAi and USANi LLC are jointly and severally obligated under the $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

    Net cash provided by operating activities was $360.2 million for the year ended December 31, 2000 compared to $427.7 million for the year ended
December 31, 1999. These cash proceeds were used to pay for capital expenditures of $94.8 million, to make principal payments on long-term obligations of $61.0 million, to make mandatory tax distribution payments to LLC partners of $118.2 million, including $50.1 million to USAi, and to provide funding to USAi.

    Under the investment agreement, transfers of cash between USAi and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USAi into USANi LLC. During the year ended December 31, 2000, net transfers from USANi LLC to USAi totaling approximately $350.4 million, including $70.8 million related to contingent purchase price payments on the Hotel Reservations Network transaction, $69.2 million to fund the operations of USAi's television broadcast operations, $50.7 million to fund the operations and acquisitions of Ticketmaster, $26.9 million to fund the operations and acquisition of PRC and $32.3 million to pay off outstanding debt of PRC at the date of acquisition, offset partially by net receipts of $25.1 million from USA Films. Funds of $129.9 million were also transferred to USAi to purchase shares of treasury stock.

    On February 12, 1998, USAi and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. The existing credit facility is guaranteed by substantially all of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of December 31, 2000, there was $596.3 million available for borrowing after taking into account outstanding letters of credit.

    Under the investment agreement relating to the Universal transaction, USAi has granted to Universal and Liberty preemptive rights with respect to future issuances of USAi's common stock and Class B common stock. These preemptive rights generally allow Universal and Liberty the right to maintain an ownership percentage in USAi equal to the ownership percentage that entity held, on a fully converted basis, immediately prior to the issuance. In May 2000, Liberty exercised its preemptive right for approximately 7.9 million shares related principally to the acquisition of PRC, resulting in proceeds of approximately $179.1 million.

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under a bridge loan provided by USAi. In conjunction with the transaction, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com.

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick and certain senior executive of Styleclick left the Company.

    As a result of current and anticipated operating losses of Styleclick and the continuing evaluation of operations and technology, management determined the goodwill recorded in conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

    The Company anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of the Internet and emerging businesses, future capital expenditures are projected to be higher than current amounts.

    On February 29, 2000, the Company made a mandatory tax distribution payment to the LLC partners in the amount of $118.2 million, including $50.1 million to USAi.

    In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet the Company's foreseeable needs.

                                  SEASONALITY

    USANi LLC's businesses are subject to the effects of seasonality. Cable and studios revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

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

    At December 31, 2000, the Company's outstanding debt approximated
$524.1 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

                         REPORT OF INDEPENDENT AUDITORS

The Members of USANi LLC

    We have audited the accompanying consolidated balance sheets of USANi LLC and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USANi LLC and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 1, 2001, except for Note 3
as to which the date is
March 22, 2001

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
NET REVENUES
  Cable and studios......................................  $1,530,464   $1,304,683   $1,085,685
  Electronic retailing...................................   1,778,986    1,341,828    1,207,867
  Styleclick.............................................      22,308       28,962       23,969
  Electronic commerce solutions..........................       8,042        2,924          809
  Emerging networks......................................      20,332        1,188           --
  Other..................................................          --        6,894       14,495
                                                           ----------   ----------   ----------
    Total net revenues...................................   3,360,132    2,686,479    2,332,825
Operating costs and expenses:
  Cost of sales..........................................   1,184,729      905,342      810,004
  Program costs..........................................     684,992      630,956      592,095
  Selling and marketing..................................     383,722      277,257      264,937
  General and administrative.............................     299,844      237,317      172,419
  Other operating costs..................................     129,458       89,793       87,014
  Amortization of cable distribution fees................      36,322       26,680       22,089
  Depreciation and amortization..........................     376,791      175,539      152,537
                                                           ----------   ----------   ----------
    Total operating costs and expenses...................   3,095,858    2,342,884    2,101,095
                                                           ----------   ----------   ----------
    Operating profit.....................................     264,274      343,595      231,730
Other income (expense):
  Interest income........................................      14,671       37,573       19,745
  Interest expense.......................................     (22,994)     (73,106)    (102,377)
  Gain on sale of securities.............................          --       89,721           --
  Gain on sale of subsidiary stock.......................     104,625           --           --
  Other, net.............................................     (45,859)       2,103      (19,077)
                                                           ----------   ----------   ----------
                                                               50,443       56,291     (101,709)
                                                           ----------   ----------   ----------
Earnings before income taxes and minority interest.......     314,717      399,886      130,021
Income tax expense.......................................     (26,437)      (5,501)      (5,367)
Minority interest........................................      41,597          603          881
                                                           ----------   ----------   ----------
NET EARNINGS.............................................  $  329,877   $  394,988   $  125,535
                                                           ==========   ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   71,816     $  247,474
Accounts and notes receivable, net of allowance of $50,646
  and $33,317, respectively.................................      519,365        381,175
Inventories, net............................................      603,762        432,520
Investments held for sale...................................          750             --
Other current assets, net...................................       18,024          8,542
                                                               ----------     ----------
  Total current assets......................................    1,213,717      1,069,711
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      143,559        123,606
Buildings and leasehold improvements........................       71,979         59,074
Furniture and other equipment...............................       76,623         67,246
Land........................................................       10,281         10,246
Projects in progress........................................       32,747         31,736
                                                               ----------     ----------
                                                                  335,189        291,908
  Less accumulated depreciation and amortization............      (83,549)       (79,350)
                                                               ----------     ----------
                                                                  251,640        212,558
OTHER ASSETS
Intangible assets, net......................................    5,099,476      5,105,510
Cable distribution fees, net................................      159,473        130,988
Long-term investments.......................................       29,187         93,742
Notes and accounts receivable, net ($22,575 and $2,562,
  respectively, from related parties).......................       33,571         19,506
Inventories, net............................................      222,976        154,497
Advances to USAI and subsidiaries...........................      918,817        649,480
Deferred charges and other, net.............................       44,011         36,934
                                                               ----------     ----------
                                                               $7,972,868     $7,472,926
                                                               ==========     ==========
                     LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   20,053     $    3,758
Accounts payable, trade.....................................      201,484        147,864
Obligations for program rights and film costs...............      283,812        265,235
Cable distribution fees payable.............................       33,598         43,993
Deferred revenue............................................       41,335         47,536
Other accrued liabilities...................................      342,995        257,575
                                                               ----------     ----------
Total current liabilities...................................      923,277        765,961
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........      504,063        527,339
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      295,210        256,260
OTHER LONG-TERM LIABILITIES.................................       81,925         81,156
MINORITY INTEREST...........................................       28,662            531
COMMITMENTS AND CONTINGENCIES...............................           --             --
MEMBERS' EQUITY
Class A (252,679,887 and 245,601,782 shares,
  respectively).............................................    2,007,736      1,912,514
Class B (282,161,532 shares)................................    2,978,635      2,978,635
Class C (45,774,708 shares).................................      466,252        466,252
Retained earnings...........................................      695,986        484,278
Accumulated other comprehensive income......................       (8,878)            --
                                                               ----------     ----------
  Total members' equity.....................................    6,139,731      5,841,679
                                                               ----------     ----------
                                                               $7,972,868     $7,472,926
                                                               ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                          CLASS A LLC    CLASS B LLC    CLASS C LLC    RETAINED    COMPREHENSIVE      UNEARNED
                               TOTAL         SHARES         SHARES         SHARES      EARNINGS        INCOME       COMPENSATION
                             ----------   ------------   ------------   ------------   ---------   --------------   -------------
                                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1997.....................  $1,408,362    $1,393,425     $       --     $       --    $  16,510      $     --         $(1,573)
Comprehensive income:
  Net earnings for the year
    ended December 31,
    1998...................     125,535            --             --             --      125,535            --              --
  Increase in unrealized
    gains in available for
    sale securities........      17,850            --             --             --           --        17,850              --
                             ----------
  Comprehensive income.....     143,385            --             --             --           --            --              --
  Distribution of net
    deferred tax assets to
    USAi on February 12,
    1998...................     (46,765)      (46,765)            --             --           --            --              --
  LLS shares issued on
    February 12, 1998 in
    connection with the
    Universal
    Transaction............   2,514,548       277,898      2,236,650             --           --            --              --
  Other LLC Shares
    Issued.................   1,095,025        93,949        534,824        466,252           --            --              --
  Exchange of Class B LLC
    Shares for Class A LLC
    Shares (See Note 9)....          --        35,111        (35,111)            --           --            --              --
  Amortization of unearned
    compensation related to
    stock options and
    equity participation
    plans..................         850            --             --             --           --            --             850
                             ----------    ----------     ----------     ----------    ---------      --------         -------
BALANCE AT DECEMBER 31,
  1998.....................  $5,115,405    $1,753,618     $2,736,363     $  466,252    $ 142,045      $ 17,850            (723)
                             ----------    ----------     ----------     ----------    ---------      --------         -------
Comprehensive income:
  Net earnings for the year
    ended December 31,
    1999...................     394,988            --             --             --      394,988            --              --
  Decrease in unrealized
    gains in available for
    sale securities........     (17,850)           --             --             --           --       (17,850)             --
                             ----------
  Comprehensive income.....     377,138            --             --             --           --            --              --
  Issuance of LLC shares...     410,545       168,273        242,272             --           --            --              --
  Repurchase of LLC
    shares.................      (8,934)       (8,934)            --             --           --            --              --
  Mandatory tax
    distribution to LLC
    partners...............     (52,755)           --             --             --      (52,755)           --              --
  Cancellation of employee
    equity program.........         280          (443)            --             --           --            --             723
                             ----------    ----------     ----------     ----------    ---------      --------         -------
BALANCE AT DECEMBER 31,
  1999.....................  $5,841,679    $1,912,514     $2,978,635     $  466,252    $ 484,278      $     --         $    --
Comprehensive income:
  Net earnings for the year
    ended December 31,
    2000...................     329,877            --             --             --      329,877            --              --
  Decrease in unrealized
    gains in available for
    sale securities........      (9,291)           --             --             --           --        (9,291)             --
  Foreign currency
    translation............         413            --             --                                       413
                             ----------
Comprehensive income.......     320,999            --             --             --           --            --              --
Issuance of LLC shares.....     225,129       225,129             --             --           --            --              --
Repurchase of LLC shares...    (129,907)     (129,907)            --             --           --            --              --
Mandatory tax distribution
  to LLC partners..........    (118,169)           --             --             --     (118,169)           --              --
                             ----------    ----------     ----------     ----------    ---------      --------         -------
BALANCE AT DECEMBER 31,
  2000.....................  $6,139,731    $2,007,736     $2,978,635     $  466,252    $ 695,986      ($ 8,878)        $    --
                             ==========    ==========     ==========     ==========    =========      ========         =======

    Accumulated other comprehensive income is comprised of unrealized (losses) gains on available for sale securities of $(9,291) and $17,850 for December 31, 2000 and 1998, respectively and foreign currency translation adjustments of $413 for December 31, 2000. There were no foreign currency translation adjustments for December 31, 1999 and 1998.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                2000        1999         1998
                                                              ---------   ---------   -----------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $ 329,877   $ 394,988   $   125,535
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................    376,791     175,539       152,537
  Amortization of cable distribution fees...................     36,322      26,680        22,089
  Amortization of program rights and film costs.............    597,659     532,900       509,397
  Gain on sale of subsidiary stock..........................   (104,625)         --            --
  Gain on sale of securities................................         --     (89,721)           --
  Amortization of deferred financing costs..................      2,457       5,035         5,423
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................     46,025      (1,866)       18,238
  Minority interest.........................................    (41,597)       (603)         (881)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................   (105,835)    (33,879)     (115,955)
  Inventories...............................................    (44,687)    (16,805)     (136,160)
  Accounts payable..........................................     34,425     (11,233)       75,058
  Accrued liabilities and deferred revenue..................     41,136      28,738        92,932
  Payment for program rights and film costs.................   (739,066)   (555,383)     (426,949)
  Increase in cable distribution fees.......................    (64,876)    (42,887)      (11,338)
  Other, net................................................     (3,767)     16,195       (31,652)
                                                              ---------   ---------   -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    360,239     427,698       278,274
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, Universal Transaction, net of cash acquired....         --          --    (1,297,233)
Acquisitions, net of cash acquired..........................   (110,780)     (7,500)           --
Capital expenditures........................................    (94,826)    (70,681)      (52,085)
Increase in long-term investments and notes receivable......    (40,220)    (54,478)      (23,226)
Proceeds from sale of securities............................      2,194     107,231            --
Payment of merger and financing costs.......................         --          --       (24,105)
Other, net..................................................     (2,168)      8,654        (3,910)
                                                              ---------   ---------   -----------
    NET CASH USED IN INVESTING ACTIVITIES...................   (245,800)    (16,774)   (1,400,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................     64,611          --     1,641,380
Net proceeds from issuance of Senior Notes..................         --          --       494,350
Payment of mandatory tax distribution to LLC partners.......   (118,169)    (52,755)           --
Principal payments on long-term obligations.................    (60,981)   (253,224)   (1,491,484)
Repurchase of LLC shares....................................   (129,907)     (8,934)           --
Proceeds from issuance of LLC shares........................    210,455     410,545       795,025
Advances to USAi and subsidiaries...........................   (246,775)   (493,985)     (105,105)
Other.......................................................    (10,531)         --            --
                                                              ---------   ---------   -----------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.....   (291,297)   (398,353)    1,334,166
Effect of exchange rate changes on cash and cash
  equivalents...............................................      1,200          --            --
                                                              ---------   ---------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (175,658)     12,571       211,881
Cash and cash equivalents at beginning of period............    247,474     234,903        23,022
                                                              ---------   ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  71,816   $ 247,474   $   234,903
                                                              =========   =========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--COMPANY FORMATION, BUSINESS AND BASIS OF PRESENTATION

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

    On February 12, 1998, the Company acquired USA USA Cable, a New York general partnership, consisting of cable television networks, USA Network and Sci Fi Channel ("USA Cable"), as well as the domestic television production and distribution businesses of Universal Studios ("Studios USA") from Universal Studios, Inc. ("Universal"), an entity controlled by Vivendi Universal, S.A., a French corporation ("Vivendi"), as a result of the combination of Vivendi, The Seagram Company Ltd. ("Seagram") and Canal Plus completed in December 2000.

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

    On July 27, 2000, the Company and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers ("Styleclick.com"), completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). See Note 3.

COMPANY BUSINESS

    The Company is a holding company, the subsidiaries of which are focused on the new convergence of entertainment, information and direct selling.

    The five principal areas of business are:

    - CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    - ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

    - USA ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks.

    - EMERGING NETWORKS, consists primarily of the recently acquired cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

BASIS OF PRESENTATION

    The contribution of assets by USAi and Home Shopping to the Company was accounted for in the accompanying consolidated financial statements in a manner similar to the pooling-of-interests for

                           USANI LLC AND SUBSIDIARIES
business combinations due to the common ownership of Home Shopping and USANi LLC. Accordingly, the assets and liabilities were transferred to the LLC at Home Shopping's historical cost.

    Given that equity interests in limited liability companies are not in the form of common stock, earnings per share data is not presented.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CABLE AND STUDIOS

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

    USA Cable advertising revenue is recognized in the period in which the advertising commercials are aired on cable networks. Provisions are recorded against advertising revenues for audience under deliveries ("makegoods"). Affiliate fees are recognized in the period during which the programming is provided.

ELECTRONIC RETAILING

    Revenues from electronic retailing primarily consist of merchandise sales and are reduced by incentive discounts and sales returns to arrive at net sales. Revenues are recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Home Shopping's sales policy allows merchandise to be returned at the customer's discretion within 30 days of the date of delivery. Allowances for returned merchandise and other adjustments are provided based upon past experience.

                           USANI LLC AND SUBSIDIARIES

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

MERCHANDISE INVENTORIES, NET

    Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehouse costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Merchandise inventories are presented net of an inventory carrying adjustment of $37.9 million and $29.1 million at December 31, 2000 and 1999, respectively.

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

ASSET CATEGORY                                      DEPRECIATION/AMORTIZATION PERIOD
--------------                                      --------------------------------
Computer and broadcast equipment..................  3 to 13 Years
Buildings.........................................  30 to 40 Years
Leasehold improvements............................  4 to 20 Years
Furniture and other equipment.....................  3 to 10 Years

    Depreciation and amortization expense on property, plant and equipment was $65.2 million, $41.0 million and $35.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                           USANI LLC AND SUBSIDIARIES

CABLE DISTRIBUTION FEES

    Cable distribution fees relate to upfront fees paid in connection with multi-year cable contracts for carriage of Home Shopping's programming. These fees are amortized to expense on a straight line basis over the terms of the respective contracts.

ADVERTISING

    Advertising costs are primarily expensed in the period incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $127.5 million, $95.5 million and $88.8 million, respectively.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation in accordance with APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Accounting Standards Executive Committee ("AcSEC") issued SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2"), which replaces FASB Statement No. 53, FINANCIAL ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS. The AcSEC concluded that film costs would be accounted for under an inventory model. In addition, the SOP addresses such topics as revenue recognition (fixed fees and minimum guarantees in variable fee arrangements), fee allocation in multiple films, accounting for exploitation costs, and impairment assessment. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2000.

                           USANI LLC AND SUBSIDIARIES

    The Company is currently evaluating the impact of SOP 00-2, although the impact is not expected to be material.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation, including all amounts charged to customers for shipping and handling, which are now presented as revenue.

NOTE 3--BUSINESS ACQUISITIONS

STYLECLICK TRANSACTION

    On July 27, 2000, USAi and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network and Styleclick.com. The entities were merged with a new company, Styleclick, Inc., which owns and operates the combined properties of Styleclick.com and ISN. Styleclick, Inc. is traded on the Nasdaq market under the symbol "IBUY". In accordance with the terms of the agreement, USAi invested $40 million in cash and agreed to contribute $10 million in dedicated media, and received warrants to purchase additional shares of the new company. At closing, Styleclick.com repaid the $10 million of borrowing outstanding under a bridge loan made by USAi.

    The aggregate purchase price, including transaction costs, of $211.9 million was determined as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Value of portion of Styleclick.com acquired in the merger...     $121,781
Additional cash and promotional investment by USAi..........       50,000
Fair value of outstanding "in the money options" and
  warrants of Styleclick.com................................       37,989
Transaction costs...........................................        2,144
                                                                 --------
Total acquisition costs.....................................     $211,914
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

    The Styleclick transaction has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of purchase. The unallocated excess of acquisition costs over net

                           USANI LLC AND SUBSIDIARIES
assets acquired of $170.2 million has been allocated to goodwill, which is being amortized over 3 years. Assets and liabilities as of the acquisition date consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................     $39,992
Non-current assets..........................................       4,400
Goodwill....................................................     170,238
Current liabilities.........................................       2,716

    In March 2001, Styleclick announced a new company organization designed to advance its offering of scaleable commerce services. The announcement included Styleclick's acquisition of the MVP.com technology platform. Also in March 2001, the Styleclick Board elected two executives of ECS to top management positions at Styleclick and certain senior executives of Styleclick left the company.

    As a result of the current and anticipated operating losses of Styleclick, and the continuing evaluation of the operations and technology, management determined the goodwill recorded in conjunction with the Styleclick Merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

    The following unaudited pro forma condensed consolidated financial information for the twelve months ended December 31, 2000 and 1999 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 1999. The pro forma results reflect certain adjustments, including increased amortization related to goodwill and other intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 1999.

                                                  YEAR ENDED           YEAR ENDED
                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                              ------------------   ------------------
Net revenues................................      $3,362,021           $2,692,653
Net income..................................         321,026              351,630

NOTE 4--INTANGIBLE ASSETS

    Intangible assets represents goodwill which is amortized using the straight-line method over periods ranging from 3 to 40 years.

    Goodwill primarily relates to various transactions, and represents the excess of purchase price over the fair value of assets acquired and is net of accumulated amortization of $453.6 million and $284.7 million at December 31, 2000 and 1999, respectively.

                           USANI LLC AND SUBSIDIARIES

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured Senior Credit Facility ("New Facility"); with a
  $40,000,000 sub-limit for letters of credit, entered into
  February 12, 1998, which matures on December 31, 2002. At
  the Company's option, the interest rate on borrowings is
  tied to the London Interbank Offered Rate ("LIBOR") or the
  Alternate Base Rate ("ABR"), plus an applicable margin.
  Interest rate at December 31, 2000 was 6.5%...............  $     --   $     --
$500,000,000 6 3/4% Senior Notes (the "Senior Notes") due
  November 15, 2005; interest payable May 15 and November 15 commencing May 15, 1999. Interest rate at December 31,
  2000 was 6.84%............................................   498,213    497,914
Other long-term obligations maturing through 2007...........    25,903     33,183
                                                              --------   --------
Total long-term obligations.................................   524,116    531,097
Less current maturities.....................................   (20,053)    (3,758)
                                                              --------   --------
Long-term obligations, net of current maturities............  $504,063   $527,339
                                                              ========   ========

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

    The existing credit facility is guaranteed by certain of USAi's material subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin, and $596.3 million was available for borrowing as of December 31, 2000 after taking into account outstanding letters of credit. The credit facility includes covenants requiring, among other things, maintenance of specific operating and financial ratios and places restrictions on payments of dividends, incurrence of indebtedness and investments. The Company pays a commitment fee of .1875% on the unused portion of the credit facility.

                           USANI LLC AND SUBSIDIARIES

    Aggregate contractual maturities of long-term obligations are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2001........................................................     $ 20,053
2002........................................................        4,841
2003........................................................          387
2004........................................................            8
2005........................................................      498,823
Thereafter..................................................            4
                                                                 --------
                                                                 $524,116
                                                                 ========

NOTE 6--INCOME TAXES

    The Company was formed as a limited liability company on February 12, 1998 and is treated as a partnership for income tax purposes. As such, the individual LLC members are subject to federal and state taxes based on their allocated portion of income and expenses and the Company is not subject to Federal and state income taxation. However, for the period January 1, 1998 to February 11, 1998, the Company and its predecessor were subject to Federal and state taxation. The Company is subject to taxes in Germany and New York unincorporated business tax.

    The Company has Federal income tax returns under examination by the Internal Revenue Service. The Company has received proposed adjustments related to certain examinations. Management believes that the resolution of the proposed adjustments will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    The Company leases satellite transponders, computers, warehouse and office space, as well as broadcast and production facilities, equipment and services used in connection with its operations under various operating leases and contracts, many of which contain escalation clauses.

    Future minimum payments under non-cancellable agreements are as follows:

YEARS ENDING DECEMBER 31,                                     (IN THOUSANDS)
-------------------------                                     --------------
2001........................................................     $ 60,928
2002........................................................       51,704
2003........................................................       32,217
2004........................................................       28,947
2005........................................................       20,618
Thereafter..................................................       38,356
                                                                 --------
                                                                 $232,770
                                                                 ========

    Expenses charged to operations under these agreements were $56.4 million, $46.1 million and $45.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company is required to provide funding, from time to time, for the operations of its investments in joint ventures accounted for under the equity method.

                           USANI LLC AND SUBSIDIARIES

NOTE 8-INVENTORIES

                                                         DECEMBER 31,            DECEMBER 31,
                                                             2000                    1999
                                                     ---------------------   ---------------------
                                                     CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                     --------   ----------   --------   ----------
                                                                    (IN THOUSANDS)
Film costs:
Released, net of amortization......................  $175,272    $ 41,384    $ 76,183    $ 63,347
In process and unreleased..........................    31,967       2,746      38,366       2,378
Programming costs, net of amortization.............   172,493     178,846     149,959      88,772
Sales merchandise, net.............................   224,030          --     168,012          --
                                                     --------    --------    --------    --------
Total..............................................  $603,762    $222,976    $432,520    $154,497
                                                     ========    ========    ========    ========

    The Company estimates that approximately 90% of unamortized film costs at December 31, 2000 will be amortized within the next three years.

NOTE 9--MEMBERS' EQUITY

    On January 20, 2000, the Board of Directors declared a two-for-one stock split of USANi LLC's members' equity interests, payable in the form of a dividend to shareholders of record as of the close of business on February 10, 2000. The 100% stock dividend was paid on February 24, 2000. All share numbers give effect to such stock split.

    In connection with the Universal Transaction, the Company was formed through the authorization and issuance of three classes of shares, Class A LLC Shares, Class B LLC Shares and Class C LLC Shares. In return for LLC Shares (i) USAi (and certain of its subsidiaries) contributed its assets and liabilities related to its Electronic retailing and Internet services businesses and (ii) Universal (and certain of its subsidiaries) contributed USA Cable and Studios USA. On
June 30, 1998, and in connection with the Universal Transaction, Liberty purchased 30,000,000 Class C LLC Shares for $308.5 million. USAi, Home Shopping, Universal and Liberty (and their respective subsidiaries) are collectively referred to herein as the "Members".

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

    On December 30, 1998, USAi acquired from Universal an entity which owned 3,411,308 Class B LLC shares in exchange for issuing to Universal 670,000 shares of USAi Class B Common Stock and 2,741,308 shares of USAi Common Stock. The transaction resulted in those Class B LLC Shares being converted into Class A LLC Shares.

    In 2000, in connection with Liberty's exercise of certain of its preemptive rights, USAi acquired 7,920,274 Class A LLC shares in exchange for $179.1 million. In addition, USAi sold 5,836,950 Class A LLC shares back to the LLC in exchange for $129.9 milllion.

                           USANI LLC AND SUBSIDIARIES

    In 1999, USAi acquired 7,277,290 Class A LLC shares in exchange for
$120.3 million. In addition, USAi acquired 11,244,900 Class A LLC shares in exchange for $48.0 million and sold 477,892 Class A LLC shares back to the LLC in exchange for $8.9 million.

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

NOTE 10--LITIGATION

    In the ordinary course of business, the Company is engaged in various lawsuits, including certain class action lawsuits initiated in connection with the Home Shopping Merger. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 11--BENEFIT PLANS

    The Company offers various plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The Company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof.

NOTE 12--STOCK OPTION PLANS

    The following describes the stock option plans. Share numbers, prices and earnings per share reflect USAi's two-for-one stock split to holders of record at the close of business on February 10, 2000.

    USAi has outstanding options to employees of the Company under several plans (the "Plans") which provide for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than 10 years from the date of grant. Five of the Plans have options available for future grants.

    USAi also has outstanding options to outside directors under one plan (the "Directors Plan") which provides for the grant of options to purchase USAi's common stock at not less than fair market value on the date of the grant. The options under the Directors Plan vest ratably, generally over three years from the date of grant and expire not more than 10 years from the date of grant. A summary of

                           USANI LLC AND SUBSIDIARIES
changes in outstanding options under the stock option plans following the Company's two-for-one stock split, is as follows:

                                                                        DECEMBER 31,
                                               ---------------------------------------------------------------
                                                      2000                  1999                  1998
                                               -------------------   -------------------   -------------------
                                                           PRICE                 PRICE                 PRICE
                                                SHARES     RANGE      SHARES     RANGE      SHARES     RANGE
                                               --------   --------   --------   --------   --------   --------
                                                                    (SHARES IN THOUSANDS)
Outstanding at beginning of period...........   68,330     $1-$37     68,916     $ 2-37     65,872     $2-37
Granted or issued in connection with
  mergers....................................   13,445     $4-$28      8,093     $16-28      7,338     $9-15
Exercised....................................   (1,915)    $1-$20     (7,881)    $ 1-13     (3,074)    $ 2-8
Cancelled....................................   (4,207)    $6-$37       (798)    $ 6-18     (1,220)    $3-13
                                                ------                ------                ------
Outstanding at end of period.................   75,653     $1-$37     68,330     $ 1-37     68,916     $2-37
                                                ======                ======                ======
Options exercisable..........................   52,082     $1-$37     44,697     $ 1-37     34,422     $2-37
                                                ======                ======                ======

    The weighted average exercise prices during the year ended December 31, 2000, were $20.92, $9.69 and $20.13 for options granted, exercised and cancelled, respectively. The weighted average fair value of options granted during the year was $20.75.

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

                                                 OPTIONS OUTSTANDING
                                      ------------------------------------------      OPTIONS EXERCISABLE
                                                           WEIGHTED                -------------------------
                                                            AVERAGE     WEIGHTED                    WEIGHTED
                                                           REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                                       OUTSTANDING AT     CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICE               DECEMBER 31, 2000      LIFE        PRICE          2000         PRICE
-----------------------               -----------------   -----------   --------   --------------   --------
                                                                  (IN THOUSANDS)
$0.01 to $5.00......................       20,824              4.7       $ 4.71        20,824        $4.71
$5.01 to $10.00.....................       31,753              6.0         8.40        26,463        12.50
$10.01 to $15.00....................        6,420              7.3        12.52         3,440        12.50
$15.01 to $20.00....................        5,983              9.3        18.57           238        18.54
$20.01 to $25.00....................        6,965              8.9        22.50           184        21.39
$25.01 to $37.00....................        3,708              8.9        27.90           933        27.91
                                           ------                                      ------
                                           75,653              7.9        10.27        52,082         7.53
                                           ======                                      ======

    Pro forma information regarding net income and earnings per share is required SFAS 123. The information is determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 5.0%; a dividend yield of zero; a volatility factor of .62, .44, and .56, respectively, based on the expected market price of USAi Common Stock based on historical trends; and a weighted-average expected life of the options of five years.

                           USANI LLC AND SUBSIDIARIES

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Pro forma net income (loss)....................  $246,204   $357,900   $89,010

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 13--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED
  DECEMBER 31, 2000:

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

                           USANI LLC AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31,
  1998:

                                                              (IN THOUSANDS)
                                                              --------------
Acquisition of USA Cable and Studios USA
Acquisition price...........................................   $ 4,115,531
Less: Amount paid in cash...................................    (1,300,983)
                                                               -----------
Total non-cash consideration................................   $ 2,814,548
                                                               ===========
Components of non-cash consideration:
Deferred purchase price liability...........................   $   300,000
Issuance of Common Shares and Class B Shares................       277,898
Issuance of USANi LLC Shares................................     2,236,650
                                                               -----------
                                                               $ 2,814,548
                                                               ===========
Exchange of Minority Interest in USANi LLC for Deferred
  Purchase Price
Liability, including interest...............................   $   304,636
                                                               ===========

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

    Supplemental disclosure of cash flow information:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
Interest.........................................  $35,688    $47,112    $68,751
Income tax payments..............................    5,680      3,935         --
Income tax refund................................    1,250         --         --

NOTE 14--RELATED PARTY TRANSACTIONS

    As of December 31, 2000, the Company was involved in several agreements with related parties as follows:

    Universal provides certain support services to the Company under a Transition Services agreement entered into in connection with the Universal Transaction. For these services, which include use of pre-production, production and post-production facilities, information technology services, physical distribution, contract administration, legal services and office space, Universal charged the Company $8.2 million, $12.5 million and $15.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, of which $4.7 million, $8.0 million and $8.5 million was capitalized to production costs, respectively.

                           USANI LLC AND SUBSIDIARIES

    Universal and the Company entered into an International Television Distribution Agreement under which the Company pays to Universal a distribution fee of 10% on all programming owned or controlled by the Company distributed outside of the United States. For the years ended December 31, 2000, 1999 and 1998, the fee totaled $14.0 million, $9.0 million and $1.3 million, respectively.

    In addition, the Company and Universal entered into a Domestic Television Distribution Agreement under which the Company distributes in the United States certain of Universal's television programming. For the years ended December 31, 2000, 1999 and 1998, Universal paid the Company $1.5 million in each year.

    Home Shopping has affiliation agreements with USA Broadcasting ("USAB"), a wholly owned subsidiary of USAi which provides for the USAB's broadcast of Home Shopping's electronic retailing programming on a full-time basis. Expense related to these affiliation agreements with USAB for the years ended
December 31, 2000, 1999 and 1998 was $35.0 million, $38.1 million and
$38.7 million, respectively.

    Under the USANi LLC Operating Agreement, USANi LLC is obligated to make a distribution to each of the LLC members in an amount equal to each member's share of USANi LLC's taxable income at a specified tax rate. In March 2000, the Company made a mandatory tax distribution payment to the partners in the amount of $118.1 million related to the year ended December 31, 1999, of which $50.1 was paid to USAi. In March 1999, the Company paid $52.8 million, of which $24.0 million was paid to USAi.

NOTE 15--TRANSACTIONS WITH USAI AND SUBSIDIARIES

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

    During the year ended December 31, 2000, net transfers from USANi LLC to USAi totaling approximately $350.4 million, including $70.8 million related to contingent purchase price payments on the Hotel Reservations Network transaction, $69.2 million to fund the operations of USAi's television broadcast operations, $50.7 million to fund the operations and acquisitions of Ticketmaster, $26.9 million to fund the operations and acquisition of PRC and $32.3 million to pay off outstanding debt of PRC at the date of acquisition, offset partially by net receipts of $25.1 million from USA Films.

    During the year ended December 31, 1999, net transfers from USANi LLC to USAi totaling approximately $429.1 million, including $372.2 million related to the Hotel Reservations Network Transaction and the October Films/PFE Transaction (including $200 million advanced to Universal pursuant to an eight year, full recourse, interest-bearing note in connection with the acquisition of October Films, in which Universal owned a majority interest, and the domestic film distribution and development business of Universal previously operated by Polygram Filmed Entertainment, Inc.), $50.9 million to fund the operations of USAi's television broadcast operations, $98.6 million to repay a portion of the outstanding borrowings assumed in the October Films/PFE Transaction and $8.8 million to fund the operations of USA Films. Funds were also transferred to USAi to purchase shares of treasury stock. These amounts were offset by $79.4 million and $40.0 million of funds transferred to USANi LLC from the Ticketing operations business and the Hotel reservations business, respectively. During the year ended December 31, 1998 net cash transfers totaling approximately $118.2 million were

                           USANI LLC AND SUBSIDIARIES
made to repay USAi's revolving credit facility, repay Ticketmaster's bank credit facility, and fund the operations of USAi's broadcast operation, offset by proceeds from the sale of the assets of SF Broadcasting and USAi's Baltimore television station. The interest incurred on the net transfers for the years ended December 31, 2000, 1999 and 1998 was approximately $2.9 million,
$7.2 million and $9.5 million, respectively.

    The Company allocates certain overhead expenses to the USAi parent company based upon the fair value of services performed. Expenses allocated for the periods ended December 31, 2000, 1999 and 1998 were $11.6 million, $8.6 million and $5.9 million, respectively.

    In accordance with the Investment Agreement, certain transfers of funds between the Company and USAi are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of the Company and to equity contributions.

NOTE 16--QUARTERLY RESULTS (UNAUDITED)

                                    QUARTER         QUARTER      QUARTER     QUARTER
                                     ENDED           ENDED        ENDED       ENDED
                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                  ------------   -------------   --------   ---------
                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Net revenues....................    $973,582       $779,367      $799,849   $807,334
Operating profit................     (34,826)        81,347        99,769    117,984
Net earnings(a)(b)..............     (12,045)       148,020        88,783    105,119
YEAR ENDED DECEMBER 31, 1999
Net revenues....................    $759,198       $629,281      $645,721   $652,279
Operating profit................     117,254         68,048        76,450     81,843
Net earnings(c).................     112,337         96,487        58,865    127,299

------------------------

(a) In the third quarter of 2000, the Company recorded a pre-tax gain of $104.6 million based upon the 25% of ISN exchanged for 75% of Styleclick.com in the Styleclick transaction.

(b) During the fourth quarter of 2000, the Company recorded a pre-tax charge of $145.6 million related to the impairment of Styleclick goodwill.

(c) In the first quarter of 1999, the Company recorded a gain of $10.4 million related to the reversal of equity losses which were previously recorded in 1998 as a result of the Universal Transaction. Furthermore, the Company recorded gains on the sale of securities of $47.3 million, $3.0 million, and $39.5 million in the first, second and third quarter of 1999, respectively.

NOTE 17--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Styleclick, Electronic commerce solutions and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic-retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, which are engaged in the sale of merchandise through electronic retailing. The Styleclick segment represents Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications which includes the Company's online retailing networks. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Emerging networks segment consists primarily of the

                           USANI LLC AND SUBSIDIARIES
recently acquired cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
REVENUE
Cable and studios........................................  $1,530,464   $1,304,683   $1,085,685
Electronic retailing.....................................   1,778,986    1,341,828    1,207,867
Styleclick...............................................      22,308       28,962       23,969
Electronic commerce solutions............................       8,042        2,924          809
Emerging networks........................................      20,332        1,188           --
Other....................................................          --        6,894       14,495
                                                           ----------   ----------   ----------
                                                           $3,360,132   $2,686,479   $2,332,825
                                                           ==========   ==========   ==========
OPERATING PROFIT (LOSS)
Cable and studios........................................  $  435,114   $  320,878   $  190,191
Electronic retailing.....................................     109,793      100,446       75,536
Styleclick...............................................    (206,964)     (42,407)     (17,296)
Electronic commerce solutions............................     (23,057)      (4,181)         966
Emerging networks........................................     (13,244)      (2,989)          --
Corporate and other......................................     (37,368)     (28,152)     (17,667)
                                                           ----------   ----------   ----------
                                                           $  264,274   $  343,595   $  231,730
                                                           ==========   ==========   ==========
ASSETS
Cable and studios........................................  $5,885,301   $5,524,236   $5,190,669
Electronic retailing.....................................   1,989,166    1,809,400    1,776,933
Styleclick...............................................      47,149       27,622       12,711
Electronic commerce solutions............................     (10,423)       1,001          591
Emerging networks........................................     100,943          200           --
Corporate and other......................................     (39,268)     110,467       21,781
                                                           ----------   ----------   ----------
                                                           $7,972,868   $7,472,926   $7,002,685
                                                           ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
Cable and studios........................................  $  112,568   $  113,034   $   99,225
Electronic retailing.....................................     112,158       83,808       72,312
Styleclick...............................................     175,090        3,167        1,436
Electronic commerce solutions............................       4,768           --           --
Emerging networks........................................       6,124           --           --
Corporate and other......................................       2,405        2,210        1,653
                                                           ----------   ----------   ----------
                                                           $  413,113   $  202,219   $  174,626
                                                           ==========   ==========   ==========
CAPITAL EXPENDITURES
Cable and studios........................................  $   15,229   $    6,771   $    5,616
Electronic retailing.....................................      52,227       47,158       42,258
Styleclick...............................................       2,487       13,618        2,968
Electronic commerce solutions............................       2,560           39           11
Emerging networks........................................         600           --           --
Other....................................................      21,723        3,095        1,232
                                                           ----------   ----------   ----------
                                                           $   94,826   $   70,681   $   52,085
                                                           ==========   ==========   ==========

    The Company operates principally within the United States.

                           USANI LLC AND SUBSIDIARIES

NOTE 18--FINANCIAL INSTRUMENTS

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

                                     DECEMBER 31, 2000       DECEMBER 31, 1999
                                   ---------------------   ---------------------
                                   CARRYING      FAIR      CARRYING      FAIR
                                    AMOUNT       VALUE      AMOUNT       VALUE
                                   ---------   ---------   ---------   ---------
                                                  (IN THOUSANDS)
Cash and cash equivalents........  $  71,816   $  71,816   $ 247,474   $ 247,474
Long-term investments............     29,187      29,187      93,742      93,742
Long-term obligations............   (524,116)   (524,116)   (531,097)   (531,097)

NOTE 19--PROGRAM RIGHTS AND FILM COSTS

    As of December 31, 2000, the liability for program rights, representing future payments to be made under program contract agreements amounted to $520.5 million. Annual payments required are $241.7 million in 2001, $153.2 million in 2002, $79.3 million in 2003, $30.0 million in 2004,
$18.8 million in 2005 and $4.5 million in 2006 and thereafter. Amounts representing interest are $50.2 million and the present value of future payments is $470.3 million.

    As of December 31, 2000, the liability for film costs amounted to $108.7 million. Annual payments are $70.2 million in 2001 and $38.5 million in 2002.

    Unrecorded commitments for program rights consist of programs for which the license period has not yet begun or the program is not yet available to air. As of December 31, 2000, the unrecorded commitments amounted to $781.6 million. Annual commitments are $144.2 million in 2001, $160.5 million in 2002, $146.8 million in 2003, $134.0 million in 2004, $99.5 million in 2005 and
$96.6 million in 2006 and thereafter.

NOTE 20--GUARANTEE OF NOTES

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

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USAi's and the Company's management has determined that

                           USANI LLC AND SUBSIDIARIES
the information contained in such documents would not be material to investors. USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USAi's operations.

    During 2000, in conjunction with the Styleclick Transactions, Styleclick became a non-guarantor. The following information is presented as of and for the year ended December 31, 2000:

                                                WHOLLY
                                                 OWNED
                                   USANI      SUBSIDIARY    NON-GUARANTOR                      LLC
                                    LLC       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 ----------   -----------   -------------   ------------   ------------
Current assets.................  $   80,996   $ 1,091,703     $  41,018     $        --    $ 1,213,717
Property and equipment net.....      24,203       211,137        16,300              --        251,640
Goodwill and other intangible
  assets, net..................          --     4,997,365       102,111              --      5,099,476
Investment in subsidiaries.....   5,596,407        99,345            --      (5,695,752)            --
Other assets...................     966,855     1,446,314            --      (1,005,134)     1,408,035
                                 ----------   -----------     ---------     -----------    -----------
Total assets...................  $6,668,461   $ 7,845,864     $ 159,429     $(6,700,886)   $ 7,972,868
                                 ==========   ===========     =========     ===========    ===========

Current liabilities............  $   30,518   $   873,078     $  19,681     $        --    $   923,277
Long-term debt, less current
  portion......................     498,212         5,851            --              --        504,063
Other liabilities..............          --       374,320        26,230         (23,415)       377,135
Minority interest..............                    15,082            --          13,580         28,662
Interdivisional equity.........          --     6,577,533       113,518      (6,691,051)            --
Stockholders' equity...........   6,139,731            --            --              --      6,139,731
                                 ----------   -----------     ---------     -----------    -----------
Total liabilities and
  shareholders' equity.........  $6,668,461   $ 7,845,864     $ 159,429     $(6,700,886)   $ 7,972,868
                                 ==========   ===========     =========     ===========    ===========

Revenue........................  $       --   $ 3,313,614     $  46,518     $        --    $ 3,360,132
Operating expenses.............     (37,368)   (2,772,283)     (286,207)             --     (3,095,858)
Interest expense, net..........      22,208       (30,531)           --              --         (8,323)
Gain on sale of securities.....          --            --            --              --             --
Other income (expense), net....     345,037        (5,189)          237        (281,319)        58,766
Provision for income taxes.....          --       (25,132)       (1,305)             --        (26,437)
Minority interest..............          --        (5,196)           --          46,793         41,597
                                 ----------   -----------     ---------     -----------    -----------
Net (loss) income..............  $  329,877   $   475,283     $(240,757)    $  (234,526)   $   329,877
                                 ==========   ===========     =========     ===========    ===========

Cash flows from operations.....  $   (9,402)  $   411,291     $ (41,650)    $        --    $   360,239
Cash flows used in investing
  activities...................      (6,061)     (232,255)       (7,484)             --       (245,800)
Cash flows from financing
  activities...................  $ (128,052)  $  (228,323)    $  65,078     $        --    $  (291,297)
Effect of exchange rate........          --         1,200            --              --          1,200
Cash at the beginning of the
  period.......................     221,594        25,513           367              --        247,474
                                 ----------   -----------     ---------     -----------    -----------
Cash at the end of the
  period.......................  $   78,079   $   (22,574)    $  16,311     $        --    $    71,816
                                 ==========   ===========     =========     ===========    ===========

    1999 and 1998 were not presented because non-guarantor subsidiaries for these periods were not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table presents the name, age and position of individuals who serve as directors and executive officers of USANi LLC. All biographical information is as of March 1, 2001. Except as otherwise indicated, each individual who serves as a director or executive officer of USANi LLC also serves in the same capacity at USAi. Each director will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal. Officers of USANi LLC are appointed by the Board of Directors of USANi LLC and serve at the discretion of the Board.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Barry Diller..............................     59      Director, Chairman of the Board and Chief
                                                       Executive Officer

Victor A. Kaufman.........................     56      Director and Vice Chairman

Dara Khosrowshahi.........................     31      Executive Vice President, Strategic
                                                       Operations and Planning

Julius Genachowski........................     38      Senior Vice President, General Counsel and
                                                       Secretary

Michael Sileck............................     40      Senior Vice President and Chief Financial
                                                       Officer

Paul G. Allen.............................     48      Director

Robert R. Bennett(1)......................     42      Director

Edgar Bronfman, Jr........................     45      Director

Anne M. Busquet...........................     51      Director

Philippe Germond..........................     44      Director

Donald R. Keough..........................     74      Director

Georg Kofler..............................     43      Director

Marie-Josee Kravis........................     51      Director

Pierre Lescure............................     55      Director

John C. Malone(1).........................     59      Director

Jean-Marie Messier........................     44      Director

William D. Savoy..........................     36      Director

Gen. H. Norman Schwarzkopf................     66      Director

Diane Von Furstenberg.....................     52      Director

------------------------

(1) Director of USANi LLC only.

    PAUL G. ALLEN has been a director of USAi and USANi LLC since July 1997.
Mr. Allen has been a private investor for more than five years, with interests in a wide variety of companies, many of which focus on multimedia digital communications. These companies include Vulcan Ventures Inc., of which Mr. Allen is the President, Chief Executive Officer and Chairman of the Board, Vulcan Northwest Inc., of which Mr. Allen is Chairman of the Board, Charter Communications, Inc., of which Mr. Allen is Chairman of the Board, and Vulcan Programming, Inc. In addition, Mr. Allen is the Chairman of the Board of Trail Blazers, Inc. of the National Basketball Association and is the owner and Chairman of the Board of the Seattle Seahawks of the National Football League. Mr. Allen currently serves as a director of Microsoft Corporation and Charter Communications, Inc., and also serves as a director of various private corporations.

    ROBERT R. BENNETT has been a director of USANi LLC since February 1998.
Mr. Bennett has also served as the President and Chief Executive Officer of Liberty since April 1997 and a director of Liberty since September 1994.
Mr. Bennett served as Executive Vice President of TCI from April 1997 until the acquisition of TCI by AT&T Corp. in March 1999. Mr. Bennett served as the Executive Vice President, Secretary and Treasurer of Liberty from June 1995 through March 1997, Chief Financial Officer from May 1996 through March 1997, and in various executive positions since Liberty's inception in 1990.
Mr. Bennett also served as acting Chief Financial Officer of Liberty
Digital, Inc. from June 1997 to July 1997. Mr. Bennett is a director of Gemstar-TV Guide International, Inc., Liberty Livewire Corporation, Liberty Satellite & Technology, Inc., and Telewest Communications plc and serves as Chairman of the Board of Liberty Digital, Inc.

    EDGAR BRONFMAN, JR. has been a director of USAi and USANi LLC since February 1998. He has been Executive Vice Chairman of Vivendi Universal since December 2000. Previously, he had been President and Chief Executive Officer of The Seagram Company Ltd. since June 1994 and before that he was President and Chief Operating Officer of Seagram. Mr. Bronfman is a director of Vivendi Universal and a member of the Boards of New York University Medical Center, The Wharton School of the University of Pennsylvania, and the Board of Governors of The Joseph H. Lauder Institute of Management & International Studies at the University of Pennsylvania.

    ANNE M. BUSQUET has been a director of USAi and USANi LLC since March 1999. She has been the President, Interactive Services and New Businesses, an American Express division, since July 2000. Previously, she was President of American Express Relationship Services from October 1995 to July 2000 and the Executive Vice President of American Express' Consumer Card Group since November 1993. She is a member of the Board of Trustees for Teach of America, Rheedlen Centers for Children and Families and the Cornell University Trustees Council. She also serves on the Board of Directors for Globeset, Inc. and Protege, Inc.

    BARRY DILLER has been a director and the Chairman and Chief Executive Officer of USAi (or its predecessors) and USANi LLC since August 1995 and February 1998, respectively. He was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for 10 years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller was a director and member of the Executive Committee of Seagram until December 8, 2000, and currently serves as a director of Ticketmaster and The Washington Post Company. He also serves on the Board of the Museum of Television and Radio, the New York Public Library, Conservation International and 13/WNET. In addition, Mr. Diller is a member of the Board of Councilors for the University of Southern California's School of Cinema-Television, the New York University Board of Trustees, the Tisch School of the Arts Dean's Council, the Executive Board for the Medical Sciences of University of California, Los Angeles and the Board of the Children's Advocacy Center of Manhattan.

    JULIUS GENACHOWSKI has been Senior Vice President, General Counsel and Secretary of USAi since August 2000. Mr. Genachowski joined the Company in December 1997 as General Counsel and Senior Vice President, Business Development of USA Broadcasting. He has also held the position of Vice President, Corporate Development at Ticketmaster Online-Citysearch, Inc. Before joining USAi, he served as Chief Counsel to Federal Communications Commission Chairman Reed Hundt.

Mr. Genachowski served as a law clerk to Supreme Court Justice David H. Souter in 1993-1994 and, in 1992-1993, to retired Supreme Court Justice William J. Brennan, Jr. He was also a law clerk to Chief Judge Abner J. Mikva of the U.S. Court of Appeals for the D.C. Circuit. Mr. Genachowski serves as a director of Styleclick, Inc.

    PHILIPPE GERMOND has been a director of USAi and USANi LLC since
March 2001. He has been Chief Executive Officer of Cegetel since January 1997, Chairman of Cegetel since November 2000 and Chairman and Chief Executive Officer of Vivendinet since December 2000. In addition, Mr. Germond is a member of the Executive Committee of Vivendi Universal. Prior to his employment at Cegetel, Mr. Germond served as Chief Executive Officer of SFR, a subsidiary of Cegetel, from 1995 until 1996, and as Managing Director of Hewlett Packard Europe (Personal Computers and Peripherals group) from 1994 until 1995.

    VICTOR A. KAUFMAN has been a director of USAi and USANi LLC since
December 1996 and February 1998, respectively. Mr. Kaufman has also been Vice Chairman of USAi since October 1999. Previously, Mr. Kaufman served in the Office of the Chairman for USAi since January 1997 and as Chief Financial Officer of USAi since November 1, 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Savoy since March 1992 and as a director of Savoy since February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star's successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony
USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.
Mr. Kaufman also serves as a director of Ticketmaster and Hotel Reservations Network, Inc.

    DONALD R. KEOUGH has been a director of USAi and USANi LLC since
September 1998. He is Chairman of the Board of Allen & Company Incorporated, a New York investment banking firm. He was elected to that position in April 1993. Mr. Keough retired as President, Chief Operating Officer and a director of The Coca-Cola Company in April 1993. Mr. Keough serves as a director on the boards of H.J. Heinz Company, The Washington Post Company, McDonald's Corporation and YankeeNets, LLC. He is immediate past chairman of the board of trustees of the University of Notre Dame and a trustee of several other educational institutions. He also serves on the boards of a number of national charitable and civic organizations.

    DARA KHOSROWSHAHI has been Executive Vice President, Operations and Strategic Planning of USAi since July 2000. From August 1999 to July 2000,
Mr. Khosrowshahi served as President, USA Networks Interactive, a division of USAi. Mr. Khosrowshahi joined USAi in 1998 as Vice President of Strategic Planning for USAi, and was later promoted to Senior Vice President in May 1999. Prior to joining USAi, Mr. Khosrowshahi worked at Allen & Company Incorporated from 1991 to 1998 where he served as Vice President from 1995 to 1998. He is a member of the Board of Directors of BET.com, Hotel Reservations Network, Inc. and ARTISTDirect.

    GEORG KOFLER has been a director of USAi and USANi LLC since July 2000.
Dr. Kofler has been CEO of H.O.T. Networks AG, a holding company for home shopping channels in Europe, since December 2000 and Chairman of the Supervisory Board of H.O.T. Home Order Television AG since December 1999. Previously, from December 1988 through 1999, he was CEO of ProSieben Media AG, a media company based in Munich, Germany. Prior to joining ProSieben, Dr. Kofler assisted
Dr. Leo Kirch as Office Supervisor in the Kirch Group from 1987 to 1988.
Dr. Kofler is a shareholder of both H.O.T. Networks AG and H.O.T. Home Order Television AG. He is also Chairman of the Supervisory Board of EUVIA Media AG & Co.KG, the 100% parent company of tm 3, a Munich based television station.

    MARIE-JOSEE KRAVIS has been a director of USAi and USANi LLC since
March 2001. She is a Senior Fellow of the Hudson Institute as well as the Council on Foreign Relations. Mrs. Kravis has been associated with the Hudson Institute since 1973 when she joined as a senior economist. She held a number of positions with the Hudson Institute before being elected executive director of the Hudson Institute of Canada in 1976. She returned to the U.S. and became a Senior Fellow of the Institute in 1994.
Mrs. Kravis received an honorary doctorate of law at the University of Windsor and Laurentian University. She obtained a master's degree in economics from the University of Ottawa. She was a member of the Quebec government's Consultative Committee on Financial Institutions, Vice Chair of the federal Royal Commission on National Passenger Transportation, member of the Canadian government's Communications Research Advisory Board and the Canadian Council for Research on Social Science and the Humanities. Mrs. Kravis is also a director of Canadian Imperial Bank of Commerce, Hasbro, Inc., Hollinger International Inc., Ford Motor Company and StarMedia Network, Inc.

    PIERRE LESCURE has been a director of USAi and USANi LLC since March 2001. He became co-Chief Operating Officer of Vivendi Universal S.A. in
December 2000, upon the merger of Vivendi, The Seagram Company Ltd. and Canal Plus S.A. He is also Chairman and Chief Executive Officer of Canal Plus S.A. since February 16, 1994 and Chairman of the Executive Board of Groupe Canal Plus since December 11, 2000. Mr. Lescure helped launch Canal Plus Image in 1984.
Mr. Lescure is a Member of the Board of Directors of the European studio StudioCanal, Chairman of its French subsidiary, StudioCanal France, and is also Chairman of the Paris-Saint Germain (PSAG) soccer club.

    JOHN C. MALONE has been a director of USANi LLC since September 1998.
Dr. Malone has served as Chairman of the Board and a director of Liberty since 1990, and as Chairman of the Board and a director of TCI Satellite Entertainment, Inc. since December 1996. Dr. Malone served as Chairman of the Board of TCI from November 1996 until the acquisition of TCI by AT&T Corp. in March 1999, as Chief Executive Officer of TCI from January 1994 to March 1999, and as President of TCI from January 1994 to March 1997. Dr. Malone served as Chief Executive Officer of TCI Communications, Inc., the domestic cable subsidiary of TCI prior to the AT&T merger ("TCIC"), from March 1992 to October 1994, and as President of TCIC from 1973 to October 1994. Dr. Malone is also a director of AT&T, The Bank of New York, Black Entertainment Television Holdings II, Liberty Media Corporation, TCI, TCI Satellite Entertainment, Inc., United Global Communications and 360 Networks, Inc.

    JEAN-MARIE MESSIER has been a director of USAi and USANi LLC since
March 2001. He became Chief Executive Officer of Vivendi Universal S.A. in December 2000, upon the merger of Vivendi, The Seagram Company Ltd. and Canal Plus S.A. Prior to the creation of Vivendi Universal S.A., Mr. Messier was Chairman and Chief Executive Officer of Vivendi from 1996. Mr. Messier is co-chairman of Europe and Africa of the Global Business Dialogue on Electronic Commerce (GBDe) and chairman of the China Europe Business Committee.
Mr. Messier also serves as a director of BNP Paribas, Louis Vuitton Moet Hennessey (LVMH), Saint-Gobain and Alcatel.

    WILLIAM D. SAVOY has been a director of USAi and USANi LLC since July 1997. Currently, Mr. Savoy serves as President of Vulcan Ventures Inc., a venture capital fund wholly owned by Paul Allen. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc. and became its President in 1988.
Mr. Savoy serves on the Advisory Board of DreamWorks SKG and also serves as director of Charter Communications, Inc., drugstore.com, High Speed Access Corporation, InfoSpace, Inc., Metricom, Inc., Peregrine Systems, Inc., RCN Corporation and Telescan, Inc.

    GEN. H. NORMAN SCHWARZKOPF has been a director of USAi and USANi LLC since December 1996. He previously had served as a director of Home Shopping Network since May 1996. Since his retirement from the military in August 1991, Gen. Schwarzkopf has been an author, a lecturer and a participant in several television specials and works with NBC as a consultant. From August 1990 to August 1991, he served as Commander-in-Chief, United States Central Command and Commander of Operations, Desert Shield and Desert Storm. General Schwarzkopf had 35 years of service with the military. He is also on the Nature Conservancy's President's Conservation Council, Chairman of the Starbright Capital Campaign, co-founder of the Boggy Creek Gang, a member of the University of Richmond Board of Trustees, and serves on the Boards of Directors of Remington Arms Company and Cap CURE, Association for the Cure of Cancer of the Prostate.

    MICHAEL SILECK, has been Senior Vice President and Chief Financial Officer of USAi since October 1999. Prior to that time, he served as Chief Financial Officer of USA Networks, a division of USAi, from September 1999 to October 1999. Before joining USA Networks, Mr. Sileck served as Vice President of Finance of Sinclair Broadcast Group from June 1996 to August 1999. Prior to that time, Mr. Sileck served as Director of Finance at River City Broadcasting from July 1990 to June 1996. Mr. Sileck serves as a director of Hotel Reservations Network, Inc. and Styleclick, Inc.

    DIANE VON FURSTENBERG has been a director of USAi and USANi LLC since March 1999. She is the founder of Diane Von Furstenberg Studio L.P. and has served as its Chairman since August 1995. Previously, she was the Chairman of Diane Von Furstenberg Studio, which she also founded.

    Mr. Diller and Ms.Von Furstenberg are married.

BOARD COMMITTEES

    EXECUTIVE COMMITTEE. The Executive Committee of the Board of Directors of USANi LLC, consisted of Messrs. Bronfman, Diller and Kaufman during 2000. The Executive Committee has all the power and authority of the Board of Directors of USANi LLC, except those powers specifically reserved to the Board by Delaware law or USANi LLC's organizational documents.

    AUDIT COMMITTEE. The Audit Committee of the Board of Directors of USANi LLC currently consists of Messrs. Keough and Savoy and Gen. Schwarzkopf, each of whom is "independent" in accordance with the standards imposed by the National Association of Securities Dealers listing standards. The Audit Committee is authorized to recommend to the Board of Directors independent certified public accounting firms for selection as auditors of the Company; make recommendations to the Board of Directors on auditing matters; examine and make recommendations to the Board of Directors concerning the scope of audits; and review and approve the terms of transactions between or among the Company and related parties.
Mr. Keough is Chairman of the Audit Committee.

    COMPENSATION/BENEFITS COMMITTEE. The Compensation/Benefits Committee of the Board of Directors of USANi LLC, currently consisting of Messrs. Keough and Savoy and Ms. Busquet, is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, stock option plans, investment programs and insurance plans, except that the Performance-Based Compensation Committee exercises such powers with respect to performance-based compensation of corporate officers who are, or who may become, subject to Section 162(m) of the Internal Revenue Code. The Compensation/Benefits Committee is also authorized to exercise all of the powers of the Board of Directors in matters pertaining to employee promotions and the designation and/or revision of employee positions and job titles. None of the members of the Compensation/Benefits Committee is an employee of USANi LLC or USAi. Mr. Savoy is Chairman of the Compensation/Benefits Committee.

    PERFORMANCE-BASED COMPENSATION COMMITTEE. The Performance-Based Compensation Committee of the Board of Directors of USANi LLC, currently consisting of Mr. Savoy and Ms. Busquet, is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to performance-based compensation of corporate officers who are, or may become, subject to Section 162(m) of the Internal Revenue Code. Section 162(m) limits the deductibility of compensation in excess of $1,000,000 paid to a corporation's chief executive officer and four other most highly compensated executive officers, unless certain conditions are met. None of the members of the Performance-Based Compensation Committee is an employee of USANi LLC or USAi.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    USANi LLC does not have an class of equity securities registered pursuant to
Section 12 of the Exchange Age. Accordingly, no person is subject to Section 16 of the Exchange Act with respect to USANi LLC.

ITEM 11. EXECUTIVE COMPENSATION

GENERAL

    This section contains information pertaining to compensation of the Chief Executive Officer of USANi LLC and the four most highly compensated executive officers of USANi LLC other than the Chief Executive Officer, as well as information pertaining to the compensation of members of the Board of Directors of USANi LLC.

    The following table presents information concerning total compensation earned by the Named Executive Officers--the Chief Executive Officer and the four other most highly compensated executive officers of USANi LLC who served in such capacities as of December 31, 2000--for services rendered to USAi and USANi LLC during each of the last three fiscal years. The information presented below represents all compensation earned by the Named Executive Officers for all services performed for USAi or USANi LLCor any of their subsidiaries. The Named Executive Officers did not receive separate or additional compensation for serving in their respective capacities for USAi or USANi LLC.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION             -----------------------------
                                          --------------------------------------    RESTRICTED
                                                                   OTHER ANNUAL       STOCK                          ALL OTHER
NAME AND PRINCIPAL              FISCAL                             COMPENSATION       AWARDS      STOCK OPTIONS    COMPENSATION
POSITION                         YEAR     SALARY ($)   BONUS ($)      ($)(1)          ($)(2)          (#)(3)            ($)
------------------             --------   ----------   ---------   -------------   ------------   --------------   -------------
Barry Diller.................    2000      500,000     1,675,000(4)    146,563(5)         --              --           316,736(7)(8)
  Chairman and Chief             1999      500,000           --            --             --              --           920,992(7)(8)
  Executive Officer              1998      126,923(6)        --            --             --              --         1,288,472(7)(8)

Victor A. Kaufman............    2000      650,000     1,500,000(4)    193,155(10)   278,438(11)     750,000             5,250(8)
  Vice Chairman(9)               1999      500,000     1,050,000           --        837,188         700,000             4,800(8)
                                 1998      500,000      450,000(12)         --       500,000         200,000             4,800(8)

Dara Khosrowshahi............    2000      421,148      650,000(4)     81,250(5)     278,438(11)     565,000(14)         5,250(8)
  Executive Vice                 1999      341,552      400,000(15)         --       837,188         100,000             4,800(8)
 President, Operations and       1998      248,077      300,000(12)         --       125,000         220,000                --
 Strategic Planning(13)

Julius Genachowski...........    2000      338,173(17)  500,000(4)     95,149(18)    278,438(11)     450,000             5,250(8)
 Senior Vice President,
 General Counsel and
 Secretary(16)

Michael Sileck...............    2000      400,000      500,000(4)         --        278,438(11)     350,000             5,250(8)
 Senior Vice President and       1999      107,688       65,000            --             --         100,000                --
 Chief Financial Officer(19)

------------------------------

 (1) Disclosure of perquisites and other personal benefits, securities or property received by each of the Named Executive Officers is only required where the aggregate amount of such compensation exceeded the lesser of $50,000 or 10% of the total of the Named Executive Officer's salary and bonus for the year.

 (2) Reflects the dollar value of a restricted stock award determined by multiplying the number of shares in the award by the closing price of USAi common stock as of the date of the grant. Restricted stock awards vest on the third anniversary of the date of the grant and are forfeited if, before vesting, the award recipient voluntarily terminates his employment.

 (3) All figures in this column reflect options to purchase USAi common stock, as adjusted, to the extent applicable, for two two-for-one stock splits that became effective for holders of record as of the close of business on March 12, 1998 and February 10, 2000, respectively.

 (4) Of this amount, Messrs. Diller, Kaufman, Khosrowshahi, Genachowski and Sileck elected to defer $586,250, $750,000, $325,000, $175,000 and
     $100,000, respectively, under USAi's 2000 Bonus Stock Purchase Program. Under the 2000 Bonus Stock Purchase Program, in lieu of receiving a cash payment for the entire amount of their 2000 bonuses, all bonus eligible employees of USAi had a right to elect to purchase shares of common stock with up to 50% of the value of their 2000 bonus payments. Employees were entitled to purchase these shares at a 20% discount to the then current market value of USAi common stock, as determined in accordance with the terms of the Program.

 (5) Reflects the 20% discount on the purchase price of USAi shares purchased under the 2000 Bonus Stock Purchase Program (described in Note 4 above).

 (6) Reflects an annual base salary of $500,000 commencing September 25, 1998.

 (7) Mr. Diller has an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 payable to USAi which was used to purchase 883,976 shares of common stock. As a result, Mr. Diller had compensation for imputed interest of $286,368 in 1998, $286,368 in 1999 and $311,486 in
     2000. In addition, Mr. Diller was granted options in 1995 to purchase 7,583,388 shares of common stock, vesting over a four-year period, at an exercise price below the fair market value of common stock on the date of grant. USAi has amortized unearned compensation of $999,162 in 1998 and $630,912 in 1999.

 (8) Includes USAi's matching contributions under its 401(k) Retirement Savings Plan. Under the 401(k) Plan as in effect through December 31, 2000, USAi matches $.50 for each dollar a participant contributes up to the first 6% of compensation. For fiscal 1998, USAi's matching contributions for Messrs. Diller and Kaufman were $3,519 and $4,800, respectively. For fiscal 1999, USAi's matching contributions for Messrs. Diller, Kaufman and Khosrowshahi were $3,712, $1,250 and $4,800, respectively. For fiscal 2000, USAi's matching contribution for each of Messrs. Diller, Kaufman, Khosrowshahi, Genachowski and Sileck was $5,250.

 (9) Mr. Kaufman was appointed as Vice Chairman of USAi on October 13, 1999. Prior to that time, he served in the Office of the Chairman and as Chief Financial Officer of USAi and received compensation as such during fiscal 1999, which is reflected herein.

(10) Includes $187,500 for the 20% discount on the purchase price of USAi shares purchased under the 2000 Bonus Stock Purchase Program (described in Note 4 above).

(11) As of December 31, 2000, Messrs. Kaufman, Khosrowshahi, Genachowski and Sileck held 45,000, 55,000, 45,000 and 15,000 shares (after giving effect to the Company's two-for-one stock split as of February 10, 2000) of restricted stock, respectively. The value of these shares as of December 31, 2000 was $874,687.50, $1,069,062.50, $874,687.50 and
     $291,562.50, respectively.

(12) Of this amount, Messrs. Kaufman and Khosrowshahi elected to defer $225,000 and $60,000, respectively, under USAi's 1998 Bonus Stock Purchase Program. Under the 1998 Bonus Stock Purchase Program, in lieu of receiving a cash payment for the entire amount of their 1998 bonuses, all bonus eligible employees of USAi had a right to elect to purchase shares of common stock with up to 50% of the value of their 1998 bonus payments. Employees were entitled to purchase these shares at a 20% discount to the then current market value of USAi common stock, as determined in accordance with the terms of the Program.

(13) Mr. Khosrowshahi was appointed as Executive Vice President, Operations and Strategic Planning of USAi on July 24, 2000. Prior to that, he served as President of USA Networks Interactive from August 5, 1999 to July 24, 2000. From March 2, 1998 until August 5, 1999, Mr. Khosrowshahi served as Vice President, Strategic Planning of USAi. Compensation received as President, USA Networks Interactive, a division of USAi, during fiscal 1999 and 2000 is reflected herein. Amount reflected in the 2000 salary column reflect an annual base salary of $450,000 from July 24, 2000, when Mr. Khosrowshahi became USAi Executive Vice President, Operations and Strategic Planning.

(14) In addition to the options shown in the table, Mr. Khosrowshahi was also granted 200,000 options to purchase HRN Class A common stock during 2000 while he was President, USA Networks Interactive.

(15) Of this amount, Mr. Khosrowshahi elected to defer $15,000 under USAi's 1999 Bonus Stock Purchase Program. Under the 1999 Bonus Stock Purchase Program, in lieu of receiving a cash payment for the entire amount of their 1999 bonuses, all bonus eligible employees of USAi had a right to elect to purchase shares of common stock with up to 50% of the value of their 1999 bonus payments. Employees were entitled to purchase these shares at a 20% discount to the then current market value of USAi common stock, as determined in accordance with the terms of the Program.

(16) Mr. Genachowski was appointed as Senior Vice President, General Counsel and Secretary on August 9, 2000. Prior to that time, he served as General Counsel and Senior Vice President, Business Development of USA Broadcasting and Vice President, Corporate Development at Ticketmaster Online-Citysearch, Inc., and received compensation as such during fiscal 2000, which is reflected herein.

(17) Reflects an annual base salary of $300,000 for the period January 1, 2000 to August 9, 2000 and an annual base salary of $400,000 from August 9, 2000 through December 31, 2000.

(18) Represents $43,750 for the 20% discount on the purchase price of USAi shares purchased under the 2000 Bonus Stock Purchase Program (described in
     Note 4 above) and $51,399 for a housing allowance pursuant to Mr. Genachowski's employment agreement.

(19) Mr. Sileck joined USAi as its Senior Vice President and Chief Financial Officer on October 12, 1999.

OPTION GRANTS

    The following table presents information with respect to options to purchase USAi's common stock granted to the Named Executive Officers during the year ended December 31, 2000. The grants were made under the 2000 Stock and Annual Incentive Plan ("2000 Incentive Plan").

    The 2000 Incentive Plan is administered by the Compensation/Benefits Committee and the Performance-Based Compensation Committee, which have the sole discretion to determine the selected officers, employees and consultants to whom incentive or non-qualified options, SARs, restricted stock and performance units may be granted. As to these awards, the Compensation/Benefits Committee and the Performance-Based Compensation Committee also have the sole discretion to determine the number, type, exercise price, vesting schedule and other terms, conditions and restrictions of the grants. The Compensation/Benefits Committee and the Performance-Based Compensation Committee also retain discretion, subject to plan limits, to modify the terms of outstanding options and to reprice such options. The exercise price of an incentive stock option granted under the 2000 Incentive Plan must be at least 100% of the fair market value of USAi's common stock on the date of grant. In addition, options granted under the 2000 Incentive Plan terminate within ten years of the date of grant. To date, only non-qualified stock options have been granted under the 2000 Incentive Plan.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                          POTENTIAL REALIZABLE
                                                                                                                VALUE AT
                                                                    PERCENT                                  ASSUMED ANNUAL
                                                                   OF TOTAL                               RATES OF STOCK PRICE
                                                    NUMBER OF     OPTIONS TO                                APPRECIATION FOR
                                                   SECURITIES      EMPLOYEES    EXERCISE                         OPTION
                                                   UNDERLYING       GRANTED       PRICE                         TERMS(3)
                                                     OPTIONS        IN THE      PER SHARE   EXPIRATION   ----------------------
NAME                                              GRANTED(#)(1)   FISCAL YEAR   ($/SH)(1)    DATE(2)       5%($)       10%($)
----                                              -------------   -----------   ---------   ----------   ---------   ----------
Barry Diller ...................................          --           --            --            --           --           --
  Chairman and Chief Executive Officer

Victor A. Kaufman ..............................     750,000         5.16%        18.63      12/18/10    8,787,230   22,268,567
  Vice Chairman

Dara Khosrowshahi ..............................      15,000         0.10%        21.69       5/10/10      204,611      518,524
  Executive Vice President, Operations and           300,000         2.06%        24.94       7/24/10    4,705,390   11,924,381
  Strategic Planning(4)                              250,000         1.72%        18.63      12/18/10    2,929,077    7,422,856

Julius Genachowski .............................     200,000         1.38%        21.88        8/9/10    2,752,043    6,974,217
  Senior Vice President, General Counsel and         250,000         1.72%        18.63      12/18/10    2,929,077    7,422,856
  Secretary

Mike Sileck ....................................     100,000         0.69%        21.88       7/18/10    1,376,021    3,487,109
  Senior Vice President and Chief Financial          250,000         1.72%        18.63      12/18/10    2,929,077    7,422,856
  Officer

------------------------------

(1) These option grants and the related exercise prices reflect the two-for-one stock split on USAi stock that became effective for holders of record as of the close of business on February 10, 2000.

(2) Options to purchase USAi stock granted during the year ended December 31, 2000, generally become exercisable in four equal annual installments commencing on the first anniversary of the grant date. These options expire ten years from the date of grant.

(3) Potential value is reported net of the option exercise price, but before taxes associated with exercise. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock as well as on the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(4) Mr. Khosrowshahi was granted options to purchase 100,000 shares of HRN
    Class A common stock on each of February 22, 2000 and April 5, 2000 when he was President, USA Networks Interactive. Each grant represented 4.7% of the total options granted by HRN during 2000. The options granted February 22, 2000 have an exercise price of $16.00 per share and become exercisable over a four year period, with 25% vesting on the first anniversary of the grant date and 1/48 of the options vesting each month thereafter. The options granted April 5, 2000 have an exercise price of $15.50 per share and become exercisable over a three year period, with 25% vesting on the first and second anniversaries of the grant date and the remainder vesting on the third anniversary of the grant date. These options expire ten years from the date of grant. The potential realizable value at assumed rates of stock price appreciation of 5% and 10% are $1,006,231 and $2,249,988, respectively, for the February options and $974,787 and $2,470,301, respectively, for the April options. See also footnote (3) above.

    The table below presents information concerning the exercise of stock options by the Named Executive Officers during the year ended December 31, 2000, and the fiscal year-end value of all unexercised options.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                     NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                        OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                                                        YEAR END (#)(1)               YEAR-END($)(2)
                                    ACQUIRED ON        VALUE      ---------------------------   ---------------------------
NAME                               EXERCISE(#)(1)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                               --------------   -----------   -----------   -------------   -----------   -------------
Barry Diller ....................           --              --    45,123,388      4,750,000     579,194,295     46,460,700
  Chairman and Chief Executive
  Officer

Victor A. Kaufman ...............      200,000       3,360,061     1,281,000      1,661,000       9,919,650      4,255,672
  Vice Chairman

Dara Khosrowshahi ...............       30,000         345,000       140,000        885,000         945,000      1,684,375
  Executive Vice President,
  Operations and Strategic
  Planning(3)

Julius Genachowski ..............        4,000          39,750        46,000        500,000         238,750        341,875
  Senior Vice President, General
  Counsel and Secretary

Mike Sileck .....................           --              --        25,000        425,000             585        204,880
  Senior Vice President and Chief
  Financial Officer

--------------------------

(1) Reflects the two-for-one stock split for USAi stock which became effective for holders of record as of the close of business on February 10, 2000.

(2) Represents the difference between $19.4375, the closing price of USAi's common stock on December 31, 2000, and the exercise price of the options (each, as adjusted to reflect the two-for-one stock split to holders of record as of the close of business on February 10, 2000), and does not include the U.S. federal and state taxes due upon exercise.

(3) Mr. Khosrowshahi also holds 200,000 options to acquire HRN Class A common stock. None of such options are exercisable and the value of such optios at year end was $2,525,000, based on the difference between $28.375, the closing price of HRN's Class A common stock on December 31, 2000, and the exercise price of the options, and does not include the U.S. federal and state taxes due upon exercise.

COMPENSATION OF OUTSIDE DIRECTORS

    Each director of USAi who is not an employee of USAi or any of its subsidiaries receives an annual retainer of $30,000 per year. USAi also pays each of these directors $1,000 for each USAi or USANi LLC Board meeting and each USAi or USANi LLC Board committee meeting attended, plus reimbursement for all reasonable expenses incurred by a director as a result of attendance at any of these meetings. For the year ended December 31, 2000, the directors that were designated by Universal and Liberty waived their rights to receive the annual retainer and attendance fees.

    Under the USAi Directors' Stock Option Plan, directors who are not employees of USAi or any of its subsidiaries receive a grant of options to purchase 5,000 shares of USAi's common stock upon initial election to office and thereafter annually on the date of USAi's annual meeting of stockholders at which the director is re-elected. The exercise price per share of USAi's common stock subject to the options is the fair market value of USAi's common stock on the date of grant, which is defined as the mean of the high and low sale price on the date on any stock exchange on which the common stock is listed or as reported by NASDAQ or, in the event that the common stock is not so listed or reported, as determined by an investment banking firm selected by the Compensation/Benefits Committee. The options vest in increments of 1,667 shares on each of the first two anniversaries of the date of grant, and 1,666 shares on the third. The options expire ten years from the date of grant. For the year ended December 31, 2000, the directors that were designated by Universal and Liberty waived their rights to receive such option grants.

    Under USAi's Deferred Compensation Plan for Non-Employee Directors, non-employee directors may defer all or a portion of their annual retainer fees. Eligible directors who defer their directors' fees can elect to have such deferred fees applied to the purchase of share units, representing the number of share of USAi common stock that could have been purchased on the relevant date, or to be credited to a cash fund. If any dividends are paid on USAi common stick, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the weighted average prime lending rate of The Chase Manhattan Bank. Upon termination, a director will receive (1) with respect to share units, such number of shares of USAi common stock as the share units represent; and (2) with respect to the cash fund, a cash payment. The payments made upon termination will be either in a lump sum or in installments, as previously elected by the eligible director at the time of the related election.

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

    MR. KHOSROWSHAHI.  On July 24, 2000 (the "Effective Date"), USAi and
Mr. Khosrowshahi entered into an amended and restated employment agreement for a term continuing until March 3, 2003 and providing for an annual base salary of $450,000 per year. Mr. Khosrowshahi is also eligible to receive an annual discretionary bonus.

    Mr. Khosrowshahi's employment agreement provides for a grant of options ("USAi Options") to purchase 300,000 shares of USAi's common stock.
Mr. Khosrowshahi's options become exercisable in four equal installments, with 25% vesting on July 24, 2001 and an additional 25% vesting on each of the next three anniversaries of that date. Upon a change of control of USAi, 100% of

Mr. Khosrowshahi's options become vested and exercisable. Upon termination of Mr. Khosrowshahi's employment by USAi for any reason other than death, disability or cause, or if Mr. Khosrowshahi terminates his employment for good reason, USAi is required to pay Mr. Khosrowshahi his base salary through the term of his agreement over the course of the then remaining term, subject to mitigation by Mr. Khosrowshahi. In the event of a termination for any reason other than death, disability or cause or if Mr. Khosrowshahi terminates his employment for good reason, Mr. Khosrowshahi's USAi Options and all other options ("Prior Options") held by him prior to the Effective Date will immediately vest and they shall remain outstanding for the earlier of one year from the date of termination and the end of the term of such options. In addition, if on or prior to December 3, 2002, USAi has not offered
Mr. Khosrowshahi an extension of term until July 25, 2004, the USAi Options, other than those to vest on July 24, 2004, shall immediately vest and they and any then outstanding Prior Options shall remain outstanding until March 3, 2004.

    MR. GENACHOWSKI. On August 9, 2000, USAi and Mr. Genachowski entered into an employment agreement for a term continuing until September 30, 2002 and providing for an annual base salary of $400,000 per year. Mr. Genachowski is also eligible to receive an annual discretionary bonus. Under the agreement, Mr. Genachowski is entitled to receive an annual housing allowance, plus tax gross-up for such allowance, not to exceed an aggregate of $100,000.

    Mr. Genachowski's employment agreement provides for a grant of options to purchase 200,000 shares of USAi's common stock. Mr. Genachowski's options become exercisable in four equal installments, with 25% vesting on August 9, 2001 and an additional 25% vesting on each of the next three anniversaries of that date. Upon a change of control of USAi, 100% of Mr. Genachowski's options become vested and exercisable. Upon termination of Mr. Genachowski's employment by USAi for any reason other than death, disability or cause, or if Mr. Genachowski terminates his employment for good reason, USAi is required to pay
Mr. Genachowski his base salary through the term of his agreement over the course of the then remaining term and continue the housing allowance for the remainder of the term, subject, in each case, to mitigation by Mr. Genachowski. In the event of a termination for any reason other than cause or if Mr. Genachowski terminates his employment for good reason, Mr. Genachowski's options that would vest in the 12 months following such termination will vest immediately and remain exercisable for one year from the date of such termination.

    MR. SILECK. On October 12, 1999, USAi and Mr. Sileck entered into a two-year employment agreement, providing for an annual base salary of $400,000 per year. Mr. Sileck is also eligible to receive an annual discretionary bonus.

    Mr. Sileck's employment agreement provides for a grant of options to purchase 75,000 shares of USAi's common stock, as adjusted for USAi's two-for-one stock split to holders of record as of the close of business on February 10, 2000. Mr. Sileck's options became exercisable with respect to 25% of the total shares on October 12, 2000, with an additional 25% vesting on each of the next three anniversaries of that date. Upon a change of control of USAi, 100% of Mr. Sileck's options become vested and exercisable. Mr. Sileck's options expire upon the earlier to occur of 10 years from the date of grant or 90 days following the termination of his employment for any reason. In the event that Mr. Sileck's employment is terminated by USAi for any reason other than cause, death or disability, USAi is required to pay Mr. Sileck's base salary through the end of the term of his agreement, subject to mitigation by Mr. Sileck.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. William D. Savoy and Donald R. Keough and Ms. Anne M. Busquet served as members of the Compensation/Benefits Committee for the entire 2000 calendar year. None of these directors was ever an officer or employee of USAi or USANi LLC or their respective subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table presents, as of January 31, 2001, information relating to the beneficial ownership of USAi's common stock by (1) each person known by USAi to own beneficially more than 5% of the outstanding shares of USAi's common stock, (2) each director of USAi, (3) each of the Chief Executive Officer and the four other most highly compensated executive officers of USAi who served in such capacities as of December 31, 2000 (the "Named Executive Officers"), and
(4) all executive officers and directors of USAi as a group. The table also presents, as of January 31, 2001, information relating to the beneficial ownership of shares of Class A common stock of Hotel Reservations
Network, Inc., a subsidiary of USAi ("HRN"), shares of Class A common stock of Styleclick, Inc., a subsidiary of USAi ("Styleclick"), and shares of Class B common stock of Ticketmaster, a subsidiary of USAi ("TM"), by (1) each director of USAi, (2) each of the Named Executive Officers, and (3) all executive officers and directors of USAi as a group.

    Unless otherwise indicated, beneficial owners listed here may be contacted at USAi's corporate headquarters address, 152 West 57th Street, New York, New York 10019. For each listed person, the number of shares of USAi common stock, HRN Class A common stock, Styleclick Class A common stock, TM Class B common stock and percent of each such class listed assumes the conversion of any shares of USAi Class B common stock, HRN Class B common stock, Styleclick Class B common stock and TMCS Class A common stock owned by such person, but does not assume the conversion of those shares by any other person. Shares of USAi
Class B common stock may at the option of the holder be converted on a one-for-one basis into shares of USAi common stock. Shares of HRN Class B common stock may at the option of the holder be converted on a one-for-one basis into shares of HRN Class A common stock. Shares of Styleclick Class B common stock may at the option of the holder be converted on a one-for-one basis into shares of Styleclick Class A common stock. Shares of TM Class A common stock may at the option of the holder be converted on a one-for-one basis into shares of TM
Class B common stock. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. For each listed person, the number of shares and percent of class listed includes shares of USAi common stock, HRN Class A common stock, Styleclick Class A common stock and TM Class B common stock that may be acquired by such person upon exercise of stock options that are or will be exercisable within 60 days of January 31, 2001.

    The percentage of votes for all classes of USAi common stock is based on one vote for each share of USAi common stock and ten votes for each share of USAi Class B common stock. These figures do not include any unissued shares of USAi common stock or USAi Class B common stock issuable upon conversion of Liberty's Home Shopping Network, Inc. ("Holdco") shares and USANi LLC shares beneficially owned by Liberty or Vivendi Universal. The percentage of votes for all classes of HRN common stock is based on one vote for each share of HRN Class A common stock and 15 votes for each share of HRN Class B common stock. The percentage of votes for all classes of Styleclick common stock is based on one vote for each share of Styleclick Class A common stock and 15 votes for each share of Styleclick Class B common stock. The percentage of votes for all classes of TM common stock is based on 15 votes for each share of TM Class A common stock and one vote for each of TM Class B common stock.

                                                                    NUMBER OF        PERCENT    PERCENT OF VOTES
NAME AND ADDRESS OF BENEFICIAL OWNER            TITLE OF CLASS       SHARES          OF CLASS    (ALL CLASSES)
------------------------------------          ------------------   -----------       --------   ----------------
Capital Research & Management Co. ..........  USAi common           21,988,530(1)       7.2%           2.2%
  333 South Hope Street
  Los Angeles, CA 90071

Liberty Media Corporation ..................  USAi common           74,442,234(2)(3)   21.0%          55.7%
  9197 South Peoria Street
  Englewood, CO 80112

Vivendi Universal S.A ......................  USAi common           31,611,308(4)       9.9%          16.3%
  42, Avenue Friedland
  75380 Paris cedex 08/France

Barry Diller................................  USAi common          153,448,380(2)(5)   37.1%          73.5%
                                              HRN Class A                   --(6)         *              *
                                              Styleclick Class A            --(7)         *              *
                                              TM Class B                    --(8)         *              *

Paul Allen..................................  USAi common           30,207,361(9)       9.9%           3.2%
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B               105,622(10)        *              *

Edgar J. Bronfman, Jr.......................  USAi common                   --            *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Anne M. Busquet.............................  USAi common               12,333(11)        *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Julius Genachowski..........................  USAi common               91,917(12)        *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                   700            *              *

Philippe Germond............................  USAi common                   --            *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Dara Khosrowshahi...........................  USAi common              284,122(13)        *              *
                                              HRN Class A               52,083(14)        *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Victor A. Kaufman...........................  USAi common            1,396,338(15)        *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Donald R. Keough............................  USAi common              161,341(16)        *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Georg Kofler................................  USAi common            1,100,000(17)        *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

                                                                    NUMBER OF        PERCENT    PERCENT OF VOTES
NAME AND ADDRESS OF BENEFICIAL OWNER            TITLE OF CLASS       SHARES          OF CLASS    (ALL CLASSES)
------------------------------------          ------------------   -----------       --------   ----------------
Marie-Josee Kravis..........................  USAi common                   --            *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Pierre Lescure..............................  USAi common                   --            *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Jean-Marie Messier..........................  USAi common                   --            *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

William D. Savoy............................  USAi common               53,333(18)        *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                14,166(19)        *              *

Gen. H. Norman Schwarzkopf..................  USAi common              162,333(20)        *              *
                                              HRN Class A                   --            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Michael Sileck..............................  USAi common               40,000(21)        *              *
                                              HRN Class A                1,500            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B                    --            *              *

Diane Von Furstenberg.......................  USAi common                5,833(22)        *              *
                                              HRN Class A                   --(22)        *              *
                                              Styleclick Class A            --(22)        *              *
                                              TM Class B                    --(22)        *              *

All executive officers and directors as a
  group (17 persons)........................  USAi common          186,963,291         44.8%          76.6%
                                              HRN Class A               53,583            *              *
                                              Styleclick Class A            --            *              *
                                              TM Class B               120,488            *              *

--------------------------

  * The percentage of shares beneficially owned does not exceed 1% of the class.

 (1) Based upon information filed with the Securities and Exchange Commission by Capital Research & Management Co. as of December 31, 2000.

 (2) Liberty, Universal, Vivendi Universal (as the successor to The Seagram Company Ltd.), the parent of Universal, USAi and Mr. Diller are parties to a stockholders agreement under which Liberty and Mr. Diller have formed BDTV INC., BDTV II INC., BDTV III INC. and BDTV IV INC. (collectively, the "BDTV Entities") which entities, as of January 31, 2001, held 8,000,000, 31,236,444, 8,010,364 and 1,600,000 shares of USAi Class B common stock, respectively, and an aggregate of 44 shares of USAi common stock collectively. Mr. Diller generally has the right to vote all of the shares of USAi common stock and USAi Class B common stock held by the BDTV Entities, and the shares of USAi common stock and USAi Class B common stock held by Universal and Liberty.

 (3) Consists of 24,838,738 shares of USAi common stock and 756,644 shares of USAi Class B common stock held by Liberty as to which Mr. Diller has general voting power and 44 shares of USAi common stock and 48,846,808 shares of USAi Class B common stock held by the BDTV Entities. These shares are subject to the stockholders agreement.

 (4) Consists of 18,181,308 shares of USAi common stock and 13,430,000 shares of USAi Class B common stock held by Vivendi Universal. These shares are subject to the stockholders agreement.

 (5) Consists of 2,209,908 shares of USAi common stock owned by Mr. Diller, options to purchase 45,123,388 shares of USAi common stock granted under USAi's stock option plans, 61,542 shares of USAi common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, 44 shares of USAi common stock and 48,846,808 shares of USAi Class B common stock held by the BDTV Entities, 24,838,738 shares of USAi common stock and 756,644 shares of USAi Class B common stock which are held by Liberty, and 18,181,308 shares of USAi common stock and 13,430,000 shares of USAi
     Class B common stock, which are held by Universal and otherwise beneficially owned by Vivendi Universal, as to which Mr. Diller has general voting authority under the stockholders agreement. Excludes options to purchase 5,833 shares of USAi common stock held by Ms. Von Furstenberg, as to which Mr. Diller disclaims beneficial ownership.

 (6) Excludes 38,999,100 shares of HRN Class B common stock owned by USAi, as to which Mr. Diller disclaims beneficial ownership. These shares are convertible into an equal number of shares of HRN Class A common stock.

 (7) Excludes 23,153,713 shares of Styleclick Class B common stock owned by USAi, as to which Mr. Diller disclaims beneficial ownership. These shares are convertible into an equal number of shares of Styleclick Class A common stock.

 (8) Excludes 95,782,544 shares of TM Class A common stock owned by USAi, as to which Mr. Diller disclaims beneficial ownership. These shares are convertible into an equal number of shares of TM Class B common stock.

 (9) Consists of 30,144,028 shares of USAi common stock and options to purchase 63,333 shares of USAi common stock granted under USAi's stock option plans.

(10) Consists of 95,622 shares of TM Class B common stock held by Mr. Allen and 10,000 shares of TM Class B common stock held by Vulcan Ventures, Inc.

(11) Consists of 4,000 shares of USAi common stock and options to purchase 8,333 shares of USAi common stock granted under USAi's stock option plans.

(12) Consists of 917 shares of USAi common stock, 45,000 shares of USAi restricted stock and options to purchase 46,000 shares of USAi common stock granted under USAi's stock option plans.

(13) Consists of 4,122 shares of USAi common stock, 55,000 shares of USAi restricted stock and options to purchase 225,000 shares of USAi common stock granted under USAi's stock option plans.

(14) Consists of options to purchase 52,083 shares of HRN Class A common stock granted under HRN's stock option plans.

(15) Consists of 34,338 shares of USAi common stock, 45,000 shares of USAi restricted stock and options to purchase 1,317,000 shares of USAi common stock granted under USAi's stock option plans.

(16) Consists of 84,676 shares of USAi common stock and options to purchase 76,665 shares of USAi common stock granted under USAi's stock option plans. Excludes 3,079,056 shares of USAi common stock beneficially owned, as of December 31, 2000, by Allen & Co., for which Mr. Keough serves as Chairman. Mr. Keough disclaims beneficial ownership of such shares.

(17) Consists of options to purchase 1,100,000 shares of USAi common stock granted under USAi's stock plans.

(18) Consists of 10,000 shares of USAi common stock and options to purchase 43,333 shares of USAi common stock granted under USAi's stock option plans.

(19) Consists of 10,000 shares of TM Class B common stock and options to purchase 4,166 shares of TM Class B common stock granted under TM's stock option plans.

(20) Consists of options to purchase 162,333 shares of USAi common stock granted under USAi's stock option plans.

(21) Consists of 15,000 shares of USAi restricted stock and options to purchase 25,000 shares of USAi common stock granted under USAi's stock option plans.

(22) Consists of options to purchase 5,833 shares of USAi common stock granted under USAi's stock option plans. Excludes shares beneficially owned by Mr. Diller, as to which Ms. Von Furstenberg disclaims beneficial ownership.

    The following table presents, as of January 31, 2001, information relating to the beneficial ownership of USAi's Class B common stock:

                                                              NUMBER OF    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                            SHARES     OF CLASS
------------------------------------                          ----------   --------
Barry Diller(1).............................................  63,033,452      100%
  c/o USA Networks, Inc. 152 West 57th Street New York, NY
    10019

Liberty Media Corporation(1)(2).............................  49,603,452     78.7%
  9197 South Peoria Street Englewood, CO 80112

BDTV Entities(1)(2).........................................  48,846,808     77.5%
  (includes BDTV INC., BDTV II INC., BDTV III INC. and BDTV
    IV INC.)
  8800 West Sunset Boulevard West Hollywood, CA 90069

Vivendi Universal S.A.(3)...................................  13,430,000     21.3%
  42, Avenue de Friedland 75380 Paris cedex 08/France

------------------------

(1) These figures do not include any unissued shares of common stock or Class B common stock issuable upon conversion of Liberty's Holdco shares and USANi LLC shares beneficially owned by Liberty or Seagram.

(2) Liberty, Universal, Vivendi Universal (as the successor to The Seagram Company Ltd.), the parent of Universal, USAi and Mr. Diller are parties to the stockholders agreement, under which Liberty and Mr. Diller have formed the BDTV Entities which entities hold 8,000,000, 31,236,444, 8,010,364 and 1,600,000 shares of Class B common stock, respectively. Mr. Diller generally has the right to vote all of the shares of Class B common stock held by the BDTV Entities and the shares of Class B common stock held by Universal and Liberty. Mr. Diller owns all of the voting stock of the BDTV Entities and Liberty owns all of the non-voting stock, which non-voting stock represents in excess of 99% of the equity of the BDTV Entities.

(3) Mr. Diller generally votes all of the shares held by Vivendi Universal under the terms of the stockholders agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Mr. Diller, the Chairman of the Board and Chief Executive Officer of USAi, is the sole holder of the voting stock of the BDTV Entities. The BDTV Entities hold shares of USAi common stock and Class B common stock, which have effective voting control of USAi with respect to all matters submitted for the vote or consent of stockholders as to which stockholders vote together as a single class.

    In 1997, USAi and Mr. Diller agreed to defer repayment of an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 due from Mr. Diller from September 5, 1997 to September 5, 2007. As of December 31, 2000, the promissory note remained outstanding. In 1997, Mr. Diller and USAi agreed to defer the payment of a bonus in the amount of $2.5 million that otherwise was to be paid to Mr. Diller in 1997. The deferred bonus amount accrues interest at a rate of 6% per annum.

    In anticipation of the sale of the aircraft previously leased by USAi, in 1999 USAi and Nineteen Forty CC Inc. ("Ninteen Forty") acquired rights to a second aircraft (the "Aircraft") also for use by Mr. Diller and other directors and executive officers of USAi and USANi LLC in connection with USAi's and USANi LLC's business. USAi assigned all of its rights under the purchase agreement to a third party that purchased the Aircraft for approximately $22 million and leased it to USAi under a seven-year lease with an option to purchase the Aircraft. On October 16, 2000, USAi assigned its interest to purchase a 77.2% interest in the Aircraft to a wholly-owned subsidiary of USAi, and Nineteen Forty exercised its option to acquire a 22.8% interest in the Aircraft. After refurbishment of the Aircraft at a cost of approximately $5 million, on November 1, 2000, Nineteen Forty and the USAi subsidiary paid the third party leasing company aggregate consideration of $27,066,426 to exercise their option to purchase the Aircraft.

    In 2000, USAi, through Home Shopping Network, paid approximately $936,778 to Diane Von Furstenberg Studio L.P., of which Ms. Von Furstenberg, currently a member of the Board of Directors, is the founder and Chairman. Such payment was made in connection with goods offered for sale on Home Shopping Network's programming services.

UNIVERSAL TRANSACTION

    On February 12, 1998, the Company completed the Universal transaction, in which USAi acquired USA Networks, a New York partnership (which consisted of USA Network and Sci-Fi Channel cable television networks), and the domestic television production and distribution business ("Studios USA") of Universal from Universal. Universal is controlled by Vivendi Universal. See "Relationship between USAi and Universal". USAi paid Universal approximately $1.6 billion in cash ($300 million of which was deferred with interest) and an effective 45.8% interest in USAi through shares of common stock, Class B common stock and shares of USANi LLC, a Delaware limited liability company ("USANi LLC"). The USANi LLC shares are exchangeable for shares of common stock and Class B common stock on a one-for-one basis.

    Due to Federal Communication Commission ("FCC") restrictions on foreign ownership of entities such as USAi that control domestic television broadcast licenses, Universal, which is controlled by Vivendi Universal, a French company, is limited in the number of shares of USAi's stock that it may own. USAi formed USANi LLC primarily to hold USAi's non-broadcast businesses in order to comply with such FCC restrictions and for other tax and regulatory reasons. Universal's interest in USANi LLC is not subject to the FCC foreign ownership limitations. USAi maintains control and management of USANi LLC, and the businesses held by USANi LLC are managed by USAi in substantially the same manner as they would be if USAi held them directly through wholly owned subsidiaries.

    In connection with the Universal transaction, USAi, Vivendi Universal (successor to The Seagram Company Ltd.), Universal, Liberty and Mr. Diller entered into various transaction agreements, including the following:

    - an investment agreement, pursuant to which, among other things, (1) each of Universal and Liberty were granted a preemptive right, subject to limitations, to maintain their respective percentage ownership interests in USAi in connection with future issuances of USAi capital stock and
      (2) with respect to issuances of USAi capital stock in specified circumstances, Universal is obligated to maintain the percentage ownership interest in USAi that it had prior to the issuances;

    - a governance agreement which, among other things, (1) details restrictions on the acquisitions of additional USAi securities, on the transfer of USAi securities and other conduct restrictions, in each case, applicable to Universal and (2) governs Universal's and Liberty's rights to representation on the USAi Board of Directors and Liberty's, Universal's and Mr. Diller's right to approve certain fundamental changes by USAi or any USAi subsidiary;

    - a stockholders agreement which, among other things, governs the ownership, voting, transfer or other disposition of USAi securities owned by Universal, Liberty and Mr. Diller and their respective affiliates, and under which Mr. Diller exercises voting control over the equity securities of USAi held by these persons and their affiliates; and

    - a spinoff agreement which, in the event Mr. Diller no longer serves as Chief Executive Officer of USAi or becomes disabled, generally provides for interim arrangements relating to management of USAi and efforts to achieve a spinoff or sale of USAi's broadcast stations and, in the case of a spinoff, arrangements relating to their respective rights in USAi resulting from the spinoff.

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

POLYGRAM FILMED ENTERTAINMENT AND OCTOBER FILMS TRANSACTIONS

    In May 1999, USAi acquired from an affiliate of Universal certain assets and liabilities relating to the domestic (including Canada) motion picture and home video distribution businesses of PolyGram Filmed Entertainment, Inc., including such businesses as conducted by Gramercy Pictures, Interscope Communications and Propaganda Films. The consideration in the transaction consisted of the assumption by USAi of certain liabilities of the acquired businesses. In addition, in connection with the transaction, USAi and Universal entered into various related agreements, including:

    - a domestic distribution agreement relating to certain PolyGram films, pursuant to which USAi has the exclusive right to distribute in the United States and Canada these films in theatres, on television and on video for a fee;

    - a $200 million interest-bearing promissory note, pursuant to which USAi loaned to Universal the face amount of the note, which is a recourse note and is payable out of the revenues otherwise due Universal under the distribution agreement; and

    - other ancillary agreements, relating to videogram fulfillment, music administration and transitional services.

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

    As part of the Universal transaction, Universal and USAi agreed to form a 50-50 joint venture to be managed by Universal which would own, operate and exploit the international development of USA Network, Sci-Fi Channel and Universal's action/adventure channel, "13th Street". USAi elected to have Universal buy out its 50% interest in this venture. Accordingly, during the first half of 1999, USANi LLC reversed amounts previously recorded for its share of losses of the joint venture.

    Universal, through its ownership of USAi stock and USANi LLC shares, is USAi's largest stockholder, assuming conversion of Universal's LLC Shares that is not currently permissible under FCC rules. In December 2000, Vivendi S.A., The Seagram Company Ltd. and Canal Plus combined to form a new company, named Vivendi Universal S.A. Universal was a subsidiary of Seagram and is now a subsidiary of Vivendi Universal. Messrs. Bronfman, Germond, Lescure and Messier are members of the Boards of Directors of USAi and USANi LLC and hold director and executive positions with Vivendi Universal and its affiliates. These individuals were elected to the Boards of Directors of USAi and USANi LLC under the transaction agreements relating to the Universal transaction. Other than in their capacities as stockholders and officers of Vivendi Universal or Universal, and as directors and stockholders of USAi and USANi LLC, these individuals do not have any direct or indirect interest in the Universal-USAi agreements.

    As described above, in May 1999, USAi and Universal entered into certain agreements relating to the PolyGram Filmed Entertainment and October Films transactions.

    USAi and USANi LLC believe that their business agreements with Universal entered into as part of these transactions are all on terms at least as favorable to USAi and USANi LLC as terms that could have been obtained from an independent third party.

    In the ordinary course of business, USAi and USANi LLC may determine to enter into other agreements with Vivendi Universal and its affiliates.

EXERCISE OF PREEMPTIVE RIGHTS

    In May 2000, pursuant to the investment agreement, Liberty exercised preemptive rights to acquire Company capital stock (as adjusted as appropriate to reflect the two-for-one stock split to holders of record as of the close of business on February 10, 2000) with respect to the issuance of 24,344,675 shares of common stock in connection with the acquisition of Precision Response Corporation. Liberty exercised its preemptive rights option to acquire 7,920,274 shares of common stock for an aggregate consideration of $179,092,374, or $22.61 per share.

RELATIONSHIP BETWEEN USAI AND LIBERTY

    Liberty is an indirect wholly-owned subsidiary of AT&T Corp. ("AT&T") through a merger in March 1999 in which Tele-Communications, Inc. (now called AT&T Broadband) became a subsidiary of AT&T. As a result of this merger and certain governance provisions implemented at the time of the merger, based on information publicly reported by Liberty, neither AT&T nor AT&T Broadband is deemed to be the beneficial owner of securities of USAi owned by Liberty.

    USAi and USANi LLC subsidiaries in the ordinary course of business enter into agreements with AT&T and its subsidiaries relating to, among other things, the carriage of the USA Cable's networks, the Home Shopping Network and America's Store programming and the acquisition of, or other investment in, businesses related to the businesses of USAi and USANi LLC, all of which have been negotiated on an arm's-length basis.

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

    During April 1996, Home Shopping Network sold a majority of its interest in HSN Direct Joint Venture, its infomercial operation, for $5.9 million to entities controlled by Flextech P.L.C., a company controlled by Liberty. In each of February 1998, 1999, 2000 and 2001 Flextech paid Home Shopping Network a $250,000 installment of the purchase price. Home Shopping Network retains a 15% interest in the venture and a related corporation.

    During 1996, Home Shopping Network, along with Jupiter Programming Company, formed Shop Channel, a television shopping venture based in Tokyo. Liberty Media International, Inc., a subsidiary of Liberty, owns a 50% interest in Jupiter, the 70% shareholder in the venture. Home Shopping Network owns a 30% interest in Shop Channel. During 1999, Home Shopping Network loaned $2.5 million to Shop Channel, of which $2.1 million was outstanding at December 31, 2000. In addition, Home Shopping Network sold inventory and provided services in the amount of $722,000 to Shop Channel during 2000.

    USAi and USANi LLC believe that their business agreements with Liberty have been negotiated on an arm's-length basis and contain terms at least as favorable to USAi and USANi LLC as those that could be obtained from an unaffiliated third party.

    In the ordinary course of business, and otherwise from time to time, USAi and USANi LLC may determine to enter into other agreements with Liberty and its affiliates.

RELATIONSHIP BETWEEN USAI AND MR. KOFLER

    On December 17, 1999, USAi entered into an agreement with Thomas and Leo Kirch and Georg Kofler pursuant to which each agreed to cooperate with each other to pursue on an exclusive basis televised shopping and related e-commerce opportunities in Europe and to consider pursuing other media opportunities subject to preexisting obligations. The parties also agreed to consolidate their joint teleshopping and electronic commerce businesses in Europe and form entities to pursue electronic commerce and teleshopping opportunities on the basis of a mutually agreed ownership structure pursuant to which Mr. Kofler would be entitled to 26.725% of any entity formed by the partners. Mr. Kofler has agreed to be responsible for the exploration of business opportunities in Europe, the development of entities to pursue such opportunities and the selection of management for such entities for which USAi has agreed to pay Kofler $1 million annually during the five (5) year term of the agreement.

    Mr. Kofler and HSN are also parties to a shareholders agreement relating to the shares in H.O.T. Home Order Television AG ("HOT Germany") owned by them which, among other things, provides that Mr. Kofler will vote his shares in HOT Germany as directed by HSN for the election of a majority of the members of the Supervisory Board of HOT Germany. HSN has agreed to vote its interest in HOT Germany as directed by Mr. Kofler with respect to the election of three members of the HOT Germany Supervisory Board, the election of Mr. Kofler as Chairman of the Supervisory Board and the commencement of an initial public offering for HOT Germany. HSN has agreed to purchase Mr. Kofler's HOT Germany stock at a price not to exceed $50 million in the event a pledgee of such shares seeks to sell the shares. Kofler has also granted HSN a right of first refusal with respect to his shares in HOT Germany. Mr. Kofler and his wife own 15% of the stock of HOT Germany. Mr. Kofler also is a party to an employment agreement with a German affiliate of HSN and was granted an option to purchase 4,400,000 shares of USAi Common Stock pursuant to such agreement. The option will vest ratably over four
(4) years and must be exercised not later than ten (10) years following the grant date. The exercise price of the option was the fair market value of USAi Common Stock on the date of grant. Under the employment agreement, Kofler will be paid Thirty Thousand Dollars ($30,000) annually for a two (2) year term. The term of the employment agreement will renew for an additional two (2) years unless notice is given by either party at least twelve (12) months prior to the end of the initial term.

    Mr. Kofler also has ownership interests in several entities which are developing or operating televised shopping and related electronic businesses in various European jurisdictions and in which HSN or its affiliates also have ownership interests. In each case, HSN or its affiliate has contributed capital and in certain instances has agreed to make services and products available to such entities. We expect that the interests of HSN and Mr. Kofler in these entities will, to the extent permitted by applicable law, be consolidated with those of Thomas and Leo Kirch on terms to be agreed upon by Messrs. Kofler, Thomas and Leo Kirch and USAi.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Report

(1)--USANi LLC and Subsidiaries (including Predecessor Company) Financial Statements

       Report of Independent Auditors--Ernst & Young LLP.

       Consolidated Statement of Operations for the Years Ended December 31, 2000, 1999 and 1998.

       Consolidated Balance Sheets as of December 31, 2000 and 1999.

       Consolidated Statement of Members' Equity for the Years Ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Cash Flows for Years Ended December 31, 2000, 1999 and 1998.

       Notes to Consolidated Financial Statements.

      SCHEDULE                                                                          PAGE
       NUMBER                                                                          NUMBER
---------------------                                                                 --------
         II             Valuation and Qualifying Accounts...........................     91

       All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(5)--Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
         2.1            Agreement and Plan of Exchange and Merger, dated as of
                        August 25, 1996, by and among Silver King Communications,
                        Inc., HouseAcquisition Corp., Home Shopping Network, Inc.
                        and Liberty HSN,Inc., filed as Appendix B to USAi's
                        Definitive Proxy Statement, dated November 20, 1996, is
                        incorporated herein by reference.
         2.2            Agreement and Plan of Merger by and among Silver King
                        Communications, Inc., Thames Acquisition Corporation and
                        Savoy Pictures Entertainment, Inc., as amended and restated
                        as of August 13, 1996, filed as Appendix A to USAi's
                        Definitive Proxy Statement, dated November 20, 1996, is
                        incorporated herein by reference.
         2.3            Investment Agreement, dated as of October 19, 1997, among
                        Universal Studios, Inc., HSN, Inc., Home Shopping Network,
                        Inc. and Liberty Media Corporation, as amended and restated
                        as of December 18, 1997, filed as Appendix A to USAi's
                        Definitive Proxy Statement, dated January 12, 1998, is
                        incorporated herein by reference.
         3.1            Restated Certificate of Incorporation of USAi filed as
                        Exhibit 3.1 to USAi's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.
         3.2            Amended and Restated By-Laws of USAi filed as Exhibit 3.1 to
                        USAi's Form 8-K, dated January 9, 1998, is incorporated
                        herein by reference.
         3.3            Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to USANi LLC's Registration Statement on Form S-4, dated
                        January 27, 1999, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
         3.4            Amended and Restated Limited Liability Company Agreement of
                        USANi LLC, filed as Exhibit 10.59 to USAi's Annual Report on
                        From 10-K for the fiscal year ended December 31, 1997, is
                        incorporated herein by reference.
         4.1            Indenture, dated as of November 23, 1998, among USAi, USANi
                        LLC, the Guarantors party thereto, and The Chase Manhattan
                        Bank, as Trustee, filed as Exhibit 4.1 to USAi's
                        Registration Statement on Form S-4 (No. 333-71305) (the
                        "S-4"), is incorporated herein by reference.
         4.2            Form of 6 3/4% Senior Notes due 2005 (included as Exhibit B to Exhibit 4.1 to USAi's S-4).
         4.3            Exchange and Registration Rights Agreement, dated as of
                        November 23, 1998, among USAi, USANi LLC, the Guarantors
                        party thereto, and Chase Securities Inc., Bear, Stearns &
                        Co. Inc., BNY Capital Markets, Inc. and NationsBanc
                        Montgomery Securities LLC, filed as Exhibit 4.3 to the S-4 is incorporated herein by reference.
         4.4            Indenture, dated as of June 25, 1993, for the Savoy 7%
                        Convertible Subordinated Debentures due July 1, 2003, filed as Exhibit 4(d) to Savoy's S-1 Registration Statement No.
                        33-63192, is incorporated herein by reference.
         4.5            First Supplemental Indenture, dated as of October 24, 1993, for the Savoy 7% Convertible Debentures due July 1, 2003,
                        filed as Exhibit 4(e) to Savoy's S-1 Registration Statement
                        No. 33-70160, is incorporated herein by reference.
         4.6            Second Supplemental Indenture, dated as of December 17,
                        1993, for the Savoy 7% Convertible Debentures due July 1,
                        2003, filed as Exhibit 4(e) to Savoy's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1993, is
                        incorporated herein by reference.
         4.7            Third Supplemental Indenture, dated as of December 19, 1996, for the Savoy 7% Convertible Debentures due July 1, 2003
                        filed as Exhibit 4.1 to Savoy's Form 8-K, dated December 19,
                        1996, is incorporated herein by reference.
        10.1            Form of Affiliation Agreements between USAi and Home
                        Shopping, filed as Exhibit 10.2 to USAi's Registration
                        Statement on Form 10, as amended, is incorporated herein by reference.
        10.2 *          Form of 1992 Stock Option and Restricted Stock Plan between
                        USAi and Home Shopping, filed as Exhibit 10.6 to USAi's
                        Registration Statement on Form 8, as amended, is
                        incorporated herein by reference.
        10.3 *          Form of Retirement Savings and Employment Stock Ownership
                        Plan, filed as Exhibit 10.8 to USAi's Registration Statement on Form 8, as amended, is incorporated herein by reference.
        10.4            Form of Indemnification Agreement, filed as Exhibit 10.10 to
                        USAi's Registration Statement on Form 10, as amended, is
                        incorporated herein by reference.
        10.5            Form of Loan Agreement, as amended, by and between Silver
                        King Capital Corporation, Inc. and Roberts Broadcasting
                        Company of Denver, filed as Exhibit 10.17 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended August 31,
                        1994, is incorporated herein by reference.
        10.6            Form of Shareholder Agreement by and among Silver King
                        Capital Corporation, Inc., Roberts Broadcasting Company of
                        Denver, Michael V. Roberts and Steven C. Roberts, filed as
                        Exhibit 10.18 to USAi's Annual Report on Form 10-K for the
                        fiscal year ended August 31, 1994, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
        10.7            Limited Liability Company Agreement, Funding Agreement and
                        Form of First Amendment to LLC, Registration Rights
                        Agreement and associated documents between USAi, the Class A
                        Shareholders of Blackstar Communications, Inc. and Fox
                        Television Stations, Inc., dated as of June 27, 1995 and
                        August 18, 1995, filed Exhibit 10.23 to USAi's Annual Report on Form 10-K for the fiscal year ended August 31, 1995, are incorporated herein by reference.
        10.8 *          1986 Stock Option Plan for Employees, dated as of August 1,
                        1986, filed as Exhibit 10.33 to Home Shopping's Form S-1
                        Registration Statement No. 33-8560, is incorporated herein by reference.
        10.9 *          First, Second, Third and Fourth Amendments to the 1986 Stock
                        Option Plan for Employees, filed as Exhibit 10.31 to Home
                        Shopping's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1993, are incorporated herein by
                        reference.
        10.10*          Form of 1990 Executive Stock Award Program, dated as of
                        October 17, 1990, as amended, filed as Exhibit 10.23 to Home
                        Shopping's Annual Report on Form 10-K for the fiscal year
                        ended August 31, 1991, is incorporated herein by reference.
        10.11           Stock Purchase Agreement by and between Home Shopping and
                        The National Registry Inc., dated as of April 28, 1992,
                        filed as Exhibit 10.29 to Home Shopping's Annual Report on
                        Form 10-K for the fiscal year ended August 31, 1992, is
                        incorporated herein by reference.
        10.12*          Home Shopping Network, Inc. Employee Stock Purchase Plan and
                        Part-Time Employee Stock Purchase Plan, filed as Exhibit
                        10.30 to Home Shopping's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1994, is incorporated herein by reference.
        10.13*          Home Shopping Network, Inc. Employee Equity Participation
                        Plan and Agreement and Declaration of Trust, filed as
                        Exhibit 10.31 to Home Shopping's Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1994, is incorporated herein by reference.
        10.14*          Home Shopping Network, Inc. 1996 Stock Option Plan for
                        Employees, filed as Exhibit A to the Home Shopping
                        Definitive Proxy Statement, dated March 28, 1996, is
                        incorporated herein by reference.
        10.15*          Home Shopping Network, Inc. 1996 Stock Option Plan for
                        Outside Directors, filed as Exhibit B to the Home Shopping
                        Definitive Proxy Statement, dated March 28, 1996, is
                        incorporated herein by reference.
        10.16           Exchange Agreement, dated as of December 20, 1996, by and
                        between the Registrant and Liberty HSN, Inc. filed as
                        Exhibit 10.25 to USAi's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.
        10.17*          Equity and Bonus Compensation Agreement, dated as of August
                        24, 1995, between Barry Diller and the Registrant filed as
                        Exhibit 10.26 to USAi's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996, is incorporated herein by reference.
        10.18*          Silver King Communications, Inc. 1995 Stock Incentive Plan
                        filed as Appendix G to USAi's Definitive Proxy Statement,
                        dated November 20, 1996, is incorporated herein by
                        reference.
        10.19*          Silver King Communications, Inc. Directors' Stock Option
                        Plan filed as Appendix H to USAi's Definitive Proxy
                        Statement, dated November 20, 1996, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
        10.20           Shareholders Agreement, dated December 12, 1996, relating to
                        Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co.
                        Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel
                        Co. Ltd. filed as Exhibit 10.35 to USAi's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1996, is
                        incorporated herein by reference.
        10.21           Services and Trademark License Agreement, dated as of
                        December 12, 1996, between Home Shopping Network, Inc. and
                        Jupiter Shop Channel Co. Ltd., filed as Exhibit 10.36 to
                        USAi's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, is incorporated herein by reference.
        10.22           Purchase and Sale Agreement among Home Shopping Network
                        GmbH, Home Shopping Network, Inc., Quelle Schickedanz AG &
                        Co., Mr. Thomas Kirch and Dr. Georg Kofler, dated as of
                        January 16, 1997, filed as Exhibit 10.37 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996, is incorporated herein by reference.
        10.23           Joint Venture Agreement between Quelle Schickedanz AG & Co.,
                        Home Shopping Network, Inc., Home Shopping Network GmbH, Mr.
                        Thomas Kirch and Dr. Georg Kofler, filed as Exhibit 5.3 to the Purchase and Sale Agreement, filed as Exhibit 10.38 to
                        USAi's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996, is incorporated herein by reference.
        10.24           License Agreement, dated as of January 1, 1996, between
                        Ronald A. Katz Technology Licensing, L.P. and Home Shopping
                        Network, Inc., filed as Exhibit 10.39 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996, is incorporated herein by reference.
        10.25           Shareholder Agreement, dated as of April 26, 1996, by and
                        among Channel 66 of Vallejo, California, Inc., Whitehead
                        Media of California, Inc. and Silver King Capital
                        Corporation, Inc., filed as Exhibit 10.40 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1996, is incorporated herein by reference.
        10.26           Loan Agreement, dated as of April 26, 1996, by and between
                        SKC Investments, Inc. and Channel 66 of Vallejo, California,
                        Inc., filed as Exhibit 10.41 to USAi's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1996, is
                        incorporated herein by reference.
        10.27           Joint Venture and License Agreement, dated as of June 12,
                        1992, between Savoy Pictures Entertainment, Inc. and Home
                        Box Office, Inc. (confidential treatment for portions
                        thereof granted), filed as Exhibit 10(a) to Savoy's S-1
                        Registration Statement No. 33-57956, is incorporated herein by reference.
        10.28           License Agreement, dated as of June 12, 1992, among Savoy
                        Pictures Entertainment, Inc. and Home Box Office, Inc.
                        (confidential treatment of portions thereof granted), filed as Exhibit 10(b) to Savoy's S-1 Registration Statement No.
                        33-57956, is incorporated herein by reference.
        10.29           Warrant Agreement, dated as of March 2, 1992, between Savoy
                        Pictures Entertainment, Inc. and Allen & Company
                        Incorporated, filed as Exhibit 10(f) to Savoy's S-1
                        Registration Statement No. 33-57956, is incorporated herein by reference.
        10.30           Warrant Agreement, dated as of March 2, 1992, between Savoy
                        Pictures Entertainment, Inc. and GKH Partners, L.P., filed as Exhibit 10(g) to Savoy's S-1 Registration Statement No.
                        33-57956, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
        10.31           Warrant Agreement, dated as of April 20, 1994, between Savoy and GKH Partners, L.P., filed as Exhibit 10.2 to Savoy's
                        Quarterly Report on Form 10-Q for the quarter ended March
                        31, 1994, is incorporated herein by reference.
        10.32*          Savoy Amended and Restated Stock Option Plan (including form of Stock Options Agreement) filed as Exhibit 4.1 to Savoy's
                        Registration Statement No. 33- 70740, is incorporated herein by reference.
        10.33*          Savoy 1995 Stock Option Plan filed as Exhibit 10(t) to
                        Savoy's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1995, is incorporated herein by reference.
        10.34           $1,600,000,000 Credit Agreement, dated February 12, 1998,
                        among USAi, USANi LLC, as Borrower, Various Lenders, The
                        Chase Manhattan Bank as Administrative Agent, Syndication
                        Agent and Collateral Agent, and Bank of America National
                        Trust & Savings Association and The Bank of New York as
                        Co-Documentation Agents, filed as Exhibit 10.50 to USAi's
                        Annual Report on Form 10- K for the fiscal year ended
                        December 31, 1997, is incorporated herein by reference.
        10.35           First Amendment and Consent, dated as of June 24, 1998, to the Credit Agreement, dated February 12, 1998, among USAi,
                        USANi LLC, as Borrower, Various Lenders, The Chase Manhattan
                        Bank, as Administrative Agent, Syndication Agent and
                        Collateral Agent, and Bank of America National Trust &
                        Savings Association and The Bank of New York, as
                        Co-Documentation Agents, filed as Exhibit 10.39 to the S-4, is incorporated herein by reference.
        10.36           Second Amendment, dated as of October 9, 1998, to the Credit
                        Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co- Documentation
                        Agents, filed as Exhibit 10.40 to the S-4, is incorporated herein by reference.
        10.37           Third Amendment, dated as of April 29, 1999, to the Credit
                        Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.39 to USAi's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, is
                        incorporated herein by reference.
        10.38           Fourth Amendment, dated as of January 31, 2000, to the
                        Credit Agreement, dated February 12, 1998, among USAi, USANi
                        LLC, as Borrower, Various Lenders, The Chase Manhattan Bank,
                        as Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.40 to USAi's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, is
                        incorporated herein by reference.
        10.39           Fifth Amendment, dated as of January 31, 2001, to the Credit
                        Agreement, dated February 12, 1998, among USAi, USANi LLC, as Borrower, Various Lenders, The Chase Manhattan Bank, as
                        Administrative Agent, Syndication Agent and Collateral
                        Agent, and Bank of America National Trust & Savings
                        Association and The Bank of New York, as Co-Documentation
                        Agents, filed as Exhibit 10.41 to USAi's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 2000, is
                        incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
        10.40           Form of Governance Agreement among HSN, Inc., Universal
                        Studios, Inc., Liberty Media Corporation and Barry Diller,
                        dated as of October 19, 1997, filed as Appendix B to USAi's
                        Definitive Proxy Statement, dated January 12, 1998, is
                        incorporated herein by reference.
        10.41           Form of Stockholders Agreement among Universal Studios,
                        Inc., Liberty Media Corporation, Barry Diller, HSN, Inc. and
                        The Seagram Company Ltd. dated as of October 19, 1997, filed as Appendix C to USAi's Definitive Proxy Statement, dated
                        January 12, 1998, is incorporated herein by reference.
        10.42           Form of Spinoff Agreement between Liberty Media Corporation and Universal Studios, Inc. dated as of October 19, 1997,
                        filed as Appendix D to USAi's Definitive Proxy Statement,
                        dated January 12, 1998, is incorporated herein by reference.
        10.43*          HSN, Inc. 1997 Stock and Annual Incentive Plan, filed as
                        Exhibit F to USAi's Definitive Proxy Statement, dated
                        January 12, 1998, is incorporated herein by reference.
        10.44*          Employment Agreement between Thomas J. Kuhn and HSN, Inc.
                        dated February 9, 1998, filed as Exhibit 10.56 to USAi's
                        Annual Report on Form 10- K for the fiscal year ended
                        December 31, 1997, is incorporated herein by reference.
        10.45*          Employment Agreement between Michael P. Durney and USAi,
                        dated March 30, 1998, filed as Exhibit 10.9 to USAi's
                        Quarterly Report on Form 10-Q for the quarter ended March
                        31, 1998, is incorporated herein by reference.
        10.46*          Employment Agreement between Michael Sileck and USAi, dated
                        October 12, 1999, filed as Exhibit 10.47 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1999, is incorporated herein by reference.
        10.47*          Employment Agreement between Barry Baker and USAi, dated
                        February 19, 1999, filed as Exhibit 10.48 to USAi's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1999, is incorporated herein by reference.
        10.48*          Employment Agreement between Dara Khosrowshahi and USAi,
                        dated September 21, 2000, filed as Exhibit 10.1 to USAi's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 2000, is incorporated herein by reference.
        10.49*          Employment Agreement between Julius Genachowski and USAi,
                        dated August 9, 2000, filed as Exhibit 10.5 to USAi's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2000, is incorporated herein by reference.
        10.50*          Letter Agreement between Thomas J. Kuhn and USAi, dated
                        February 25, 2000, filed as Exhibit 10.1 to USAi's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.
        10.51*          Consulting Agreement between Barry Baker and USAi, dated
                        June 21, 2000, filed as Exhibit 10.3 to USAi's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
        10.52*          HSN, Inc. Retirement Savings Plan ("Savings Plan"), filed as
                        Exhibit 10.58 to USAi's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1997, is incorporated herein by reference.
        10.53*          Amendment to the Savings Plan, filed as Exhibit 10.49 to the
                        S-4, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NUMBER
---------------------   ------------------------------------------------------------  --------
        10.54           Exchange Agreement, dated as of October 19, 1997, by and
                        among HSN, Inc. (renamed USA Networks, Inc.), Universal
                        Studios, Inc. (and certain of its subsidiaries) and Liberty
                        Media Corporation (and certain of its subsidiaries), filed as Exhibit 10.60 to USAi's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1997, is incorporated
                        herein by reference.
        10.55           License and Services Agreement, dated as of August 12, 1998, by and between Ticketmaster Corporation, Ticketmaster
                        Multimedia Holdings, Inc., and USAi (confidential treatment for portions thereof granted), filed as Exhibit 10.29 to
                        Ticketmaster Online-CitySearch, Inc.'s Form S-1 Registration
                        Statement No. 333-64855, is incorporated herein by
                        reference.
        10.56*          USA Networks, Inc. 2000 Stock and Annual Incentive Plan,
                        filed as Exhibit 10.1 to USAi's Quarterly Report on Form
                        10-Q for the quarter ended June 30, 2000, is incorporated
                        herein by reference.
        10.57*          USA Networks, Inc. Deferred Compensation Plan For
                        Non-Employee Directors, filed as Exhibit 10.2 to USAi's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2000, is incorporated herein by reference.
        21.1 **         Subsidiaries of USANi LLC

------------------------

*   Reflects management contracts and compensatory plans.

**  Filed herewith.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001

                                                       USANI LLC

                                                       By:               /s/ BARRY DILLER
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board, Chief Executive Officer
                    Barry Diller                         and Director

                /s/ VICTOR A. KAUFMAN
     -------------------------------------------       Director and Vice Chairman
                  Victor A. Kaufman

              /s/ WILLIAM J. SEVERANCE
     -------------------------------------------       Vice President and Controller (Chief
                William J. Severance                     Accounting Officer)

                 /s/ MICHAEL SILECK
     -------------------------------------------       Senior Vice President and Chief Financial
                   Michael Sileck                        Officer (Principal Financial Officer)

                  /s/ PAUL G. ALLEN
     -------------------------------------------       Director
                    Paul G. Allen

                /s/ ROBERT R. BENNETT
     -------------------------------------------       Director
                  Robert R. Bennett

               /s/ EDGAR BRONFMAN, JR.
     -------------------------------------------       Director
                 Edgar Bronfman, Jr.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ ANNE M. BUSQUET
     -------------------------------------------       Director
                   Anne M. Busquet

                /s/ PHILIPPE GERMOND
     -------------------------------------------       Director
                  Philippe Germond

                /s/ DONALD R. KEOUGH
     -------------------------------------------       Director
                  Donald R. Keough

                  /s/ GEORG KOFLER
     -------------------------------------------       Director
                    Georg Kofler

               /s/ MARIE-JOSEE KRAVIS
     -------------------------------------------       Director
                 Marie-Josee Kravis

                 /s/ PIERRE LESCURE
     -------------------------------------------       Director
                   Pierre Lescure

                 /s/ JOHN C. MALONE
     -------------------------------------------       Director
                   John C. Malone

               /s/ JEAN-MARIE MESSIER
     -------------------------------------------       Director
                 Jean-Marie Messier

                /s/ WILLIAM D. SAVOY
     -------------------------------------------       Director
                  William D. Savoy

              /s/ H. NORMAN SCHWARZKOPF
     -------------------------------------------       Director
                H. Norman Schwarzkopf

              /s/ DIANE VON FURSTENBERG
     -------------------------------------------       Director
                Diane Von Furstenberg

                                                                     SCHEDULE II

                           USANI LLC AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGES TO     CHARGES                    BALANCE
                                           BEGINNING    COSTS AND     TO OTHER     DEDUCTIONS-    AT END
                                           OF PERIOD     EXPENSES    ACCOUNTS(2)   DESCRIBE(1)   OF PERIOD
                                           ----------   ----------   -----------   -----------   ---------
                                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 2000               $33,317      $21,133      $     42      $ (3,846)    $50,646
  Year ended December 31, 1999               $20,572      $21,207      $ (1,414)     $ (7,048)    $33,317
  Year ended December 31, 1998               $ 2,177      $ 7,810      $ 14,933      $ (4,348)    $20,572

------------------------

(1) Write-off fully reserved accounts receivable.

(2) Amounts relate to the acquisition of USA Network as part of the Universal Transaction in 1998.