Form 10-Q
period 2001-06-30
USANI LLC
filed 2001-08-14
CIK 1077059

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2001

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
                                                       2001       2000       2001        2000
                                                     --------   --------   ---------   ---------
                                                                   (IN THOUSANDS)
NET REVENUES
  Cable and Studios................................  $444,203   $390,688   $ 881,854   $ 769,641
  Electronic retailing.............................   455,726    398,049     910,801     818,265
  Styleclick.......................................     2,438      5,791       6,457      12,409
  Electronic commerce solutions....................     5,994      1,597      10,743       2,597
  Emerging networks................................     6,179      3,709      12,341       4,271
                                                     --------   --------   ---------   ---------
  Total net revenues...............................   914,540    799,834   1,822,196   1,607,183
Operating costs and expenses:
  Cost of sales....................................   303,911    262,332     613,845     542,876
  Program costs....................................   201,041    173,173     402,506     339,037
  Selling and marketing............................    90,530     94,782     188,829     183,375
  General and administrative.......................    93,360     78,932     174,314     150,621
  Other operating costs............................    35,948     31,228      70,380      56,952
  Amortization of cable distribution fees..........    10,642      8,267      19,398      16,490
  Amortization of non-cash compensation                   833      3,195       3,345       4,185
  Depreciation and amortization....................    63,165     48,236     119,552      95,974
                                                     --------   --------   ---------   ---------
  Total operating costs and expenses...............   799,430    700,145   1,592,169   1,389,510
                                                     --------   --------   ---------   ---------
  Operating profit.................................   115,110     99,689     230,027     217,673
Other income (expense):
  Interest income..................................     1,783      9,163       3,093      13,912
  Interest expense.................................   (10,118)   (10,651)    (16,306)    (18,478)
  Other, net.......................................   (13,605)    (1,498)    (20,680)     (3,977)
                                                     --------   --------   ---------   ---------
                                                      (21,940)    (2,986)    (33,893)     (8,543)
                                                     --------   --------   ---------   ---------
Earnings before income taxes and minority interest
  and cumulative effect of accounting change.......    93,170     96,703     196,134     209,130
Income tax expense.................................    (6,217)    (5,951)    (11,804)    (10,963)
Minority interest..................................     3,852     (1,969)      6,092      (4,265)
                                                     --------   --------   ---------   ---------
Earnings before cumulative effect of accounting
  change...........................................    90,805     88,783     190,422     193,902
Cumulative effect of accounting change.............        --         --       6,470          --
                                                     --------   --------   ---------   ---------
NET EARNINGS.......................................  $ 90,805   $ 88,783   $ 196,892   $ 193,902
                                                     ========   ========   =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  368,795    $   71,816
Accounts and notes receivable, net of allowance of $75,369
  and $50,646, respectively.................................     541,936       519,365
Inventories, net............................................     380,927       396,523
Investments held for sale...................................         380           750
Other current assets, net...................................      29,507        18,024
                                                              ----------    ----------
    Total current assets....................................   1,321,545     1,006,478
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     147,141       143,559
Buildings and leasehold improvements........................      76,574        71,979
Furniture and other equipment...............................      84,740        76,623
Land........................................................      10,302        10,281
Projects in progress........................................      32,339        32,747
                                                              ----------    ----------
                                                                 351,096       335,189
  Less accumulated depreciation and amortization............    (115,326)      (83,549)
                                                              ----------    ----------
                                                                 235,770       251,640
OTHER ASSETS
Intangible assets, net......................................   5,062,626     5,099,476
Cable distribution fees, net................................     156,890       159,473
Long-term investments.......................................      30,374        29,187
Notes and accounts receivable, net ($40,585 and $22,575,
  respectively, from related parties).......................      74,042        33,571
Inventories, net............................................     449,931       430,215
Advances to USA and subsidiaries............................     709,650       918,817
Deferred charges and other, net.............................      42,124        44,011
                                                              ----------    ----------
                                                              $8,082,952    $7,972,868
                                                              ==========    ==========
                            LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   35,128    $   20,053
Accounts payable, trade.....................................     147,688       201,484
Obligations for program rights and film costs...............     257,411       283,812
Cable distribution fees payable.............................      34,886        33,598
Deferred revenue............................................      59,618        41,335
Other accrued liabilities...................................     312,026       342,995
                                                              ----------    ----------
  Total current liabilities.................................     846,757       923,277
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     501,641       504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, NET OF
  CURRENT...................................................     277,365       295,210
OTHER LONG-TERM LIABILITIES.................................      79,104        81,925
MINORITY INTEREST...........................................      16,866        28,662
COMMITMENTS AND CONTINGENCIES...............................          --            --
MEMBERS' EQUITY
Class A (259,816,682 and 252,679,887 shares,
  respectively).............................................   2,069,504     2,007,736
Class B (282,161,532 shares)................................   2,978,635     2,978,635
Class C (45,774,708 shares).................................     466,252       466,252
Retained earnings...........................................     862,138       695,986
Accumulated other comprehensive loss........................     (15,310)       (8,878)
                                                              ----------    ----------
  Total members' equity.....................................   6,361,219     6,139,731
                                                              ----------    ----------
                                                              $8,082,952    $7,972,868
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                               CLASS A      CLASS B      CLASS C     RETAINED   COMPREHENSIVE
                                   TOTAL      LLC SHARES   LLC SHARES   LLC SHARES   EARNINGS      INCOME
                                 ----------   ----------   ----------   ----------   --------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000...  $6,139,731   $2,007,736   $2,978,635    $466,252    $695,986      $ (8,878)

COMPREHENSIVE INCOME:

Net earnings for the six months
  ended June 30, 2001..........     196,892           --           --          --     196,892            --

Foreign currency translation...      (6,061)          --           --          --          --        (6,061)

Increase in unrealized gains in
  available for sale
  securities...................        (371)          --           --          --          --          (371)

Comprehensive income...........     190,460

Issuance of LLC shares related
  to option exercises..........      60,026       60,026           --          --          --            --

Issuance of LLC shares related
  to other transactions........       2,640        2,640           --          --          --            --

Repurchase of LLC shares.......        (898)        (898)          --          --          --            --

Mandatory tax distribution to
  LLC partners.................     (30,740)          --           --          --     (30,740)           --
                                 ----------   ----------   ----------    --------    --------      --------

BALANCE AT JUNE 30, 2001.......  $6,361,219   $2,069,504   $2,978,635    $466,252    $862,138      $(15,310)
                                 ==========   ==========   ==========    ========    ========      ========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(9,662) and $(9,291) at June 30, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(5,648) and $413 at June 30, 2001 and December 31, 2000, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $196,892   $193,902
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................  $119,552     95,974
  Amortization of cable distribution fees...................    19,398     16,490
  Amortization of program rights and film costs.............   359,131    294,026
  Cumulative effect of accounting change....................    (6,470)        --
  Non-cash compensation.....................................     3,345      4,185
  Equity in losses of unconsolidated affiliates.............    10,009      5,015
  Minority interest (benefit) expense.......................    (6,092)     4,265
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................   (41,189)   (25,112)
  Inventories...............................................    16,802      6,012
  Accounts payable..........................................   (60,255)    (1,089)
  Accrued liabilities and deferred revenue..................    (4,910)      (130)
  Payment for program rights and film costs.................  (423,595)  (332,891)
  Increase in cable distribution fees.......................   (16,933)   (27,296)
  Other, net................................................   (10,897)    15,004
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   154,788    248,355
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (37,252)  (107,654)
Capital expenditures........................................   (35,292)   (28,730)
Increase in long-term investments and notes receivable         (49,223)   (20,322)
Advance to Styleclick.......................................        --     (9,000)
Other, net..................................................     4,899     (2,224)
                                                              --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................  (116,868)  (167,930)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................    15,707     35,769
Intercompany................................................   225,999    (86,768)
Payment of mandatory tax distribution to LLC partners.......   (30,737)  (118,169)
Principal payments on long-term obligations                     (3,371)   (33,057)
Repurchase of LLC shares....................................      (898)  (110,532)
Proceeds from issuance of LLC shares........................    60,026    208,100
Other.......................................................    (5,824)    (7,550)
                                                              --------   --------
NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES.........   260,902   (112,207)
                                                              --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (1,843)       978
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   296,979    (30,804)
Cash and cash equivalents at beginning of period............    71,816    247,474
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $368,795   $216,670
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

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

COMPANY FORMATION

    USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping
Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Networks, Inc. ("USA"), formerly known as HSN, Inc.

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

    The five principal areas of business are:

    -- CABLE AND STUDIOS, consisting of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming.

    -- ELECTRONIC RETAILING, consisting primarily of HSN and America's Store, HSN International and HSN Interactive, including HSN.com.

    -- ELECTRONIC COMMERCE SOLUTIONS, which primarily represents the Company's electronic commerce solutions business.

    -- STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications.

    -- EMERGING NETWORKS, consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

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

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

    Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, program rights and film cost amortization, sales return and other revenue allowances, allowance for doubtful accounts, recoverability of intangibles and other long-lived assets, estimates of film revenue ultimates and various other operating allowances and accruals.

NEW ACCOUNTING PRONOUNCEMENTS

FILM ACCOUNTING

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the six months ended June 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash benefit of $6.5 million. The benefit is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, and is presently in the process of evaluating the potential impacts of the new rules.

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

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3--BUSINESS ACQUISITIONS

    The following unaudited pro forma condensed consolidated financial information for the six months ended June 30, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2000
                                                              ----------------
Net revenues................................................     $1,608,929
Net income..................................................        165,204

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000:

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USA common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Electronic commerce solutions, Styleclick, and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Styleclick segment represents Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications. The Emerging networks segment consists primarily of the cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                           ---------------------   -----------------------
                                                             2001        2000         2001         2000
                                                           ---------   ---------   ----------   ----------
                                                                           (IN THOUSANDS)
Revenue
  Cable and studios......................................  $444,203    $390,688    $  881,854   $  769,641
  Electronic retailing...................................   455,726     398,048       910,801      818,265
  Styleclick.............................................     2,438       5,792         6,457       12,409
  Electronic commerce solutions..........................     5,994       1,597        10,743        2,597
  Emerging networks......................................     6,179       3,709        12,341        4,271
                                                           --------    --------    ----------   ----------
                                                           $914,540    $799,834    $1,822,196   $1,607,183
                                                           ========    ========    ==========   ==========

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                           ---------------------   -----------------------
                                                             2001        2000         2001         2000
                                                           ---------   ---------   ----------   ----------
                                                                           (IN THOUSANDS)
Operating profit (loss)
  Cable and studios......................................  $142,468    $111,190    $  277,071   $  221,977
  Electronic retailing...................................    12,332      21,515        26,405       51,527
  Styleclick.............................................   (17,923)    (11,441)      (30,971)     (19,232)
  Electronic commerce solutions..........................    (8,737)     (4,026)      (15,327)      (7,949)
  Emerging networks......................................    (4,782)     (2,534)       (9,138)      (4,800)
  Other..................................................    (8,248)    (15,015)      (18,013)     (23,850)
                                                           --------    --------    ----------   ----------
                                                           $115,110    $ 99,689    $  230,027   $  217,673
                                                           ========    ========    ==========   ==========

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

    On November 23, 1998, USA and the USANi LLC completed an offering of
$500.0 million 6 3/4% Senior Notes due 2005 (the "Old Notes"). In May 1999, the Old Notes were exchanged in full for $500.0 million of new 6 3/4% Senior Notes due 2005 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest is payable on the Notes on May 15 and November 15 of each year, commencing May 15, 1999. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of USA, including Holdco, and all of the subsidiaries of the Company (other than subsidiaries that are, individually and in the aggregate, inconsequential to the Company on a consolidated basis) (collectively, the "Subsidiary Guarantors"). All of the Subsidiary Guarantors (other than Holdco) (the "Wholly Owned Subsidiary Guarantors") are wholly owned, directly or indirectly, by USA or the Company, as the case may be.

    The following tables present condensed consolidating financial information for the three and six months ended June 30, 2001 for (1) the Company, on a stand-alone basis, (2) the combined wholly owned Subsidiary Guarantors of the Company (3) the combined non-guarantor subsidiaries of the Company, and (4) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USA's and the Company's management has determined that the information contained in such documents would not be material to investors. USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)
    During 2000, in conjunction with the Styleclick Transaction, Styleclick became a non-guarantor.

                                                               WHOLLY OWNED
                                                    USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                                     LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  ----------   ------------   -------------   ------------   ------------
BALANCE SHEET AS OF JUNE 30, 2001:
Current assets..................................  $  401,532    $  917,789      $  2,224      $        --    $ 1,321,545
Property and equipment net......................      23,555       204,276         7,939               --        235,770
Goodwill and other intangible assets, net.......          --     4,970,526        92,100               --      5,062,626
Investment in subsidiaries......................   5,705,123       101,355            --       (5,806,478)            --
Other assets....................................   1,079,155     1,799,047        10,567       (1,425,758)     1,463,011
                                                  ----------    ----------      --------      -----------    -----------
TOTAL ASSETS....................................  $7,209,365    $7,992,993      $112,830      $(7,232,236)   $ 8,082,952
                                                  ==========    ==========      ========      ===========    ===========
Current liabilities.............................  $   27,798    $  801,335      $ 17,624      $        --    $   846,757
Long-term debt, less current portion                 498,364            --            --            3,277        501,641
Other liabilities...............................     321,984       371,536        13,373         (350,424)       356,469
Minority interest...............................          --        12,191            --            4,675         16,866
Interdivisional equity..........................          --     6,807,931        81,833       (6,889,764)            --
Stockholders' equity............................   6,361,219            --            --               --      6,361,219
                                                  ----------    ----------      --------      -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $7,209,365    $7,992,993      $112,830      $(7,232,236)   $ 8,082,952
                                                  ==========    ==========      ========      ===========    ===========

STATEMENT OF OPERATIONS FOR THE THREE MONTHS
  ENDED JUNE 30, 2001
Revenue.........................................  $       --    $  900,271      $ 14,269      $        --    $   914,540
Operating expenses..............................      (8,248)     (746,349)      (44,833)              --       (799,430)
Interest expense, net...........................          --        (8,419)           84               --         (8,335)
Other income (expense), net.....................      99,053        (5,743)       (7,844)         (99,071)       (13,605)
Provision for income taxes......................          --        (4,741)       (1,476)              --         (6,217)
Minority interest...............................          --        (1,439)           --            5,291          3,852
                                                  ----------    ----------      --------      -----------    -----------
NET EARNINGS (LOSS).............................  $   90,805    $  133,580      $(39,800)     $   (93,780)   $    90,805
                                                  ==========    ==========      ========      ===========    ===========

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED
  JUNE 30, 2001
Revenue.........................................  $       --    $1,793,603      $ 28,593      $        --    $ 1,822,196
Operating expenses..............................     (18,013)   (1,491,450)      (82,706)              --     (1,592,169)
Interest expense, net...........................       3,228       (16,736)          295               --        (13,213)
Other income (expense), net.....................     205,207       (10,846)       (9,816)        (205,225)       (20,680)
Provision for income taxes......................          --        (8,128)       (3,676)              --        (11,804)
Minority interest...............................          --        (2,950)           --            9,042          6,092
                                                  ----------    ----------      --------      -----------    -----------
Income (loss) before cumulative effect on
  accounting change.............................     190,422       263,493       (67,310)        (196,183)       190,422
Cumulative effect on accounting change..........       6,470         6,470            --           (6,470)         6,470
                                                  ----------    ----------      --------      -----------    -----------
NET EARNINGS (LOSS).............................     196,892       269,963       (67,310)        (202,653)       196,892
                                                  ==========    ==========      ========      ===========    ===========

CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2001
Cash flows from operations......................  $  (15,384)   $  210,005      $(39,833)     $        --    $   154,788
Cash flows used in investing activities.........      (1,343)     (120,310)        4,785               --       (116,868)
Cash flows from financing activities............     335,623       (92,720)       17,999               --        260,902
Effect of exchange rate.........................        (139)       (1,704)           --               --         (1,843)
Cash at the beginning of the period.............      78,079       (22,574)       16,311               --         71,816
                                                  ----------    ----------      --------      -----------    -----------
CASH AT THE END OF THE PERIOD...................  $  396,836    $  (27,303)     $   (738)     $        --    $   368,795
                                                  ==========    ==========      ========      ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping
Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Networks, Inc. ("USA").

    On July 27, 2000, the Company and Styleclick.com Inc., an enabler of e-commerce for manufacturers and retailers, completed the merger of Internet Shopping Network ("ISN") and Styleclick.com (the "Styleclick Transaction"). The Styleclick Class A common stock is quoted on the Nasdaq Stock Market under the symbol "IBUY".

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

    - STYLECLICK, a facilitator of e-commerce websites and Internet enabled applications.

    - EMERGING NETWORKS, consists primarily of the cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com. an emerging Internet content and commence site.

    This report includes forward-looking statements relating to such matters as anticipated financial performance. Business prospects, new developments, new merchandising strategies and similar matters. A variety of factors could cause the company's actual results and experience to differ materially from the anticipated results of other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include, but are not limited to, the following material adverse changes in economic conditions if the markets served by the company. Future regulatory actions and conditions in the company's operating areas. Competition from others, successful integration of the company's divisions' management structures, product demand and market acceptance. The ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms and obtaining and retaining key executives and employees.

CONSOLIDATED RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 VS. THREE AND SIX MONTHS ENDED
  JUNE 30, 2000

NET REVENUES

    For the three months ended June 30, 2001, revenues increased by $114.7 million, or 14.3%, to $914.5 million from $799.8 million in 2000 primarily due to increases of $57.7 million, $53.5 million, $4.4 million and $2.5 million from the Electronic retailing, Cable and studios, Electronic commerce solutions and Emerging networks operations, respectively, offset partially by a decrease in Styleclick revenues of $3.4 million. For the six months ended June 30, 2001, revenues increased by $215.0 million, or 13.4%, to $1.82 billion from $1.61 billion in 2000 primarily due to increases of $112.2 million, $92.5 million, $8.1 million and $8.1 million from the Cable and studios, Electronic retailing, Electronic commerce services and Emerging networks operations, respectively, offset partially by a decrease in

Styleclick revenues of $6.0 million.   The Electronic retailing increases
primarily resulted from Home Shopping Network's domestic business, which generated increased sales in the three and six months ended June 30, 2001 of $37.9 million and $64.7 million, respectively, including increased sales of $22.5 million and $36.7 million, respectively, from HSN.com. For the three months ended June 30, 2001, total units shipped domestically increased to
9.1 million units compared to 8.1 million units in 2000, while the return rate increased slightly to 20.0% from 19.6% in 2000. Electronic retailing operations in Germany generated increased sales in the three and six months ended June 30, 2001 of $15.9 million and $23.2 million, respectively, although sales were hindered by the conversion to a new order management system, which delayed certain shipments, and the negative impact of the Euro exchange rate. The Cable and studios increases resulted from an increase in advertising revenues at USA Network, including the satisfaction of makegood liabilities at a higher level in 2001, offset partially by slightly lower advertising revenues at Sci Fi Channel. The cable networks provided $3.9 million of advertising to Citysearch in the three months ended June 30, 2001. In addition, the networks recognized
$5.3 million of barter revenue pursuant to agreements with third parties. Affiliate revenues increased due to a higher number of subscribers as compared to the prior year. Net revenues at Studios USA increased significantly due to increased license fees earned in secondary markets, increased drama productions for the broadcast networks and increased productions for USA Network and Sci Fi Channel. Note that Studios USA defers revenue recognition for internally produced series for USA Network and Sci Fi Channel until the product is aired on the networks. Electronic commerce services revenue increased due primarily to increases in revenue for the transactional sites that ECS manages, offset partially by a decrease in ECS teleservices. Emerging networks increased primarily due to the acquisition of Trio and NewsWorld International, which were acquired on May 19, 2000. Styleclick net revenues decreased due to the shutdown of the transactional web sites, First Auction and First Jewelry, in connection with its increased focus on its e-commerce service provider business.

OPERATING COSTS AND EXPENSES

    For the three months ended June 30, 2001, operating expenses increased by $99.3 million, or 14.2%, to $799.4 million from $700.1 million in 2000, primarily due to increases in costs related to revenues and other costs of $84.3 million, including $58.8 million from Electronic retailing, $21.6 million from Cable and studios, $9.0 million from Electronic commerce solutions and $2.8 million from Emerging networks, offset partially by a reduction from Styleclick of $2.7 million. In addition, for the three months ended June 30, 2001, depreciation and amortization increased $14.9 million. For the six months ended June 30, 2001, operating expenses increased by $202.7 million, or 14.6%, to $1.59 billion from $1.39 billion in 2000, primarily due to increases in costs related to revenues and other costs of $177.0 million, including $105.5 million from Electronic retailing, $55.6 million from Cable and studios, $15.3 from Electronic commerce solutions, $7.9 million from Emerging networks, offset partially by a reduction from Styleclick of $1.2 million. In addition, for the six months ended June 30, 2001, depreciation and amortization increased
$51.2 million. The increase in Electronic retailing resulted primarily from higher international costs related to the Company's expansion efforts and increased live broadcasting hours, higher costs related to other lines of business, and the impact of selling goods at a lower margin (33.3% in 2001 as compared to 34.7% in 2000). The increase in Cable and Studios was due primarily from costs associated with the increased revenues of all of the businesses, including the costs of providing increased product to the broadcast networks, for which programs generally run a deficit in the early years, and $5.3 million of higher expense for prints, freight and dubbing in 2001 in relation to the new film accounting rules in Q2 2001, offset partially by efficient use of programming by USA Network, resulting in reduced program amortization, and increased usage of internally developed product. Costs for Electronic commerce solutions increased primarily to higher operating expenses, while costs for Emerging networks increased due to the acquisition of Trio and NewsWorld International on May 19, 2000. Styleclick's operating costs were reduced due to the overall scale back in the transactional business. Note that Styleclick recorded a one-time restructuring charge of $10.6 million in the three months ended June 30, 2001 consisting of costs related to consolidating

Styleclick's operations in Chicago and write-offs related to closing the Firstauction.com website. In addition, primarily in conjunction with the shut down of First Jewelry, Styleclick recorded a $2 million write-down of its inventory in the six months ended June 30, 2001. Depreciation and amortization increased principally as a result of acquisitions and capital investments.

OTHER INCOME (EXPENSE)

    For the three and six months ended June 30, 2001, net interest expense increased by $6.8 million and $8.6 million, respectively, compared to 2000 primarily due to lower short-term investment levels. Other expense, net for the three and six months ended June 30, 2001 increased $12.1 million and $16.7 million, respectively, due primarily to higher equity losses in unconsolidated subsidiaries.

MINORITY INTEREST

    Minority interest primarily represents the public's ownership interest in Styleclick since July 27, 2000 and partner's interest in HOT Germany, which the Company began to consolidate as of January 1, 2000.

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

              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

    The operating results and capital resources and liquidity requirements of USA, Holdco and USANi LLC are dependent on each other. The investment agreement, among Universal Studios, Inc. ("Universal"), Liberty Media Corporation ("Liberty"), USA and Holdco, requires that no less frequently than monthly,
(1) all cash generated by entities not owned by USANi LLC be transferred to USANi LLC and (2) any cash needs by entities not owned by USANi LLC be funded by USANi LLC. In addition, USA and USANi LLC are jointly and severally obligated under the $500.0 million 6 3/4% Senior Notes due 2005 (the "Notes"). USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

    Net cash provided by operating activities was $154.8 million for the six months ended June 30, 2001 compared to $248.4 million for the six months ended June 30, 2000. The decrease relates primarily to increased payments for program rights and film costs and accounts payable related to inventory purchases made in late 2000. The 2001 cash proceeds were used to pay for acquisitions of $36.2 million, capital expenditures of $35.3 million, to make principal payments on long-term obligations of $3.4 million, to make mandatory tax distribution payments to LLC partners of $30.7 million, including $13.3 million to USA, and to provide funding to USA.

    Under the investment agreement, transfers of cash between USA and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USA are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USA into USANi LLC. During the six months ended
June 30, 2001, net transfers from USANi LLC to USA totaling approximately
$75.8 million, including $38.1 million to fund the operations of USA's television broadcast operations, $14.5 million to fund the operations of Ticketmaster for January, and $51.7 million to fund the operations of Precision Response Corporation, offset partially by net cash receipts from USA Films of $31.1 million.

    In June 2000, the Company completed the sale of certain stations as part of its agreement with Univision Communications Inc. ("Univision") for Univision to acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional
full-power stations.   The Company received $294.1 million in the six months
ended June 30, 2001 related to the sale of the capital stock of certain USAB subsidiaries.

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. The existing credit facility is guaranteed by substantially all of USA's material wholly owned subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of June 30, 2001, there was $595.9 million available for borrowing after taking into account outstanding letters of credit.

    USA anticipates that it will need to invest working capital towards the development and expansion of its overall operations. Due primarily to the expansion of the Internet business, future capital expenditures are projected to be higher than current amounts.

    On February 28, 2001, the Company made a mandatory tax distribution payment to Universal and Liberty in the amount of $30.7 million, including
$13.3 million to USA.

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

    At June 30, 2001, the Company's outstanding debt approximated
$536.8 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the Home Shopping Network Consumer Class Action litigation, previously reported in the Company's Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"), on June 1, 2001, the Court entered an Order granting plaintiffs' motion to voluntarily dismiss plaintiffs Henrietta Buck and Anastasia Kolias from the lawsuit. On July 2, 2001, the HSN Defendants together with certain other defendants filed a consolidated brief in opposition to plaintiffs' motion for class certification. A hearing on the motion for class certification is scheduled to occur August 16, 2001.

    In the Urban litigation, previously reported in the 2000 Form 10-K and the Company's Form 10-Q for the quarter ended March 31, 2001 (the "2001
Form 10-Q"), on April 6, 2001, the U.S. Bankruptcy Court for the Eastern District of Virginia approved a sale of Urban Broadcasting Corporation's "Urban" assets for the sum of $60,000,000. On July 13, 2001, the Court entered an Order that requires the closing of the sale to be held on August 15, 2001, unless the debtor and the purchaser agree to some other date. If the sale closes, the proceeds will be sufficient to pay all of Urban's creditors in full, including USA Station Group of Virginia, Inc.'s judgment claim, and leave substantial funds for distribution to Urban's equity holders.

    In the Marketingworks litigation, previously reported in the 2000 Form 10-K and 2001 Form 10-Q, the parties have reached a settlement and the matter has been concluded. The outcome of this litigation did not have a material impact on the Company's financial results.

    In the RTL litigation, previously reported in the 2000 Form 10-K, on July 18, 2001, the Court in The Netherlands permitted USA to join USI as a co-defendant in the proceeding, but not to intervene as an independent party capable of asserting rights on its own behalf.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
  a.                    Restated Certificate of Incorporation of USA filed as
                        Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.
  b.                    Amended and Restated By-Laws of USA filed as Exhibit 3.1 to
                        USA's Form 8-K, dated January 9, 1998, is incorporated
                        herein by reference.
  c.                    Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to USANi LLC's Registration Statement on Form S-4
                        (No. 333-71305), is incorporated herein by reference.
  d.                    Amended and Restated Limited Liability Company Agreement of
                        USANi LLC, filed a Exhibit 10.59 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997, is
                        incorporated herein by reference.

    (b)  Reports on Form 8-K filed during the quarter ended June 30, 2001.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001                                        USANI, LLC

                                                       By:
                                                            -----------------------------------------
                                                                           Barry Diller
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
    ------------------------------------       Chairman of the Board and Chief      August 14, 2001
                Barry Diller                     Executive Officer

                                               Senior Vice President and Chief
    ------------------------------------         Financial Officer (Principal       August 14, 2001
               Michael Sileck                    Financial Officer)

    ------------------------------------       Vice President and Controller        August 14, 2001
            William J. Severance                 (Chief Accounting Officer)