Form 10-Q
period 2001-09-30
USANI LLC
filed 2001-11-14
CIK 1077059

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    (MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        Commission File No. 333-71305-03

                            ------------------------

                                   USANI LLC

             Exact name of registrant as specified in its charter)

              DELAWARE                                   59-3490970
  (State or Other Jurisdiction of           (IRS Employer Identification Number)
   Incorporation or Organization)

                             152 WEST 57TH STREET,
                           NEW YORK, NEW YORK, 10019
             (Address of Registrant's principal executive offices)

                                 (212) 314-7300
              Registrant's telephone number, including area code)

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
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
NET REVENUES
  Cable and Studios..............................  $398,211   $336,047   $1,280,065   $1,105,688
  Electronic retailing...........................   453,447    427,058    1,364,248    1,245,323
  Styleclick.....................................       901      5,147        7,358       17,556
  Electronic commerce solutions..................     4,817      2,524       15,560        5,121
  Emerging networks..............................     5,784      8,591       18,125       12,862
                                                   --------   --------   ----------   ----------
  Total net revenues.............................   863,160    779,367    2,685,356    2,386,550
Operating costs and expenses:
  Cost of sales..................................   305,142    280,851      918,987      823,741
  Program costs..................................   166,917    146,000      569,423      485,037
  Selling and marketing..........................   115,551     97,940      304,380      280,928
  General and administrative.....................    79,742     71,519      254,056      222,433
  Other operating costs..........................    34,110     33,391      104,490       90,343
  Amortization of cable distribution fees........     9,986      8,845       29,384       25,335
  Amortization of non-cash compensation..........       792        503        4,137        4,688
  Depreciation and amortization..................    58,508     58,971      178,060      154,945
                                                   --------   --------   ----------   ----------
  Total operating costs and expenses.............   770,748    698,020    2,362,917    2,087,450
                                                   --------   --------   ----------   ----------
Operating profit.................................    92,412     81,347      322,439      299,100
Other income (expense):
  Interest income................................    11,846     18,437       35,241       52,075
  Interest expense...............................   (17,547)   (19,483)     (54,155)     (57,687)
  Other, net.....................................    (5,516)    70,575      (26,196)      66,567
                                                   --------   --------   ----------   ----------
                                                    (11,217)    69,529      (45,110)      60,955
                                                   --------   --------   ----------   ----------
Earnings before income taxes and minority
  interest and cumulative effect of accounting
  change.........................................    81,195    150,876      277,329      360,055
Income tax expense...............................    (1,687)    (7,562)     (13,491)     (18,525)
Minority interest................................     3,416      4,706        9,508          392
                                                   --------   --------   ----------   ----------
Earnings before cumulative effect of accounting
  change.........................................    82,924    148,020      273,346      341,922
Cumulative effect of accounting change...........        --         --        6,470           --
                                                   --------   --------   ----------   ----------
NET EARNINGS.....................................  $ 82,924   $148,020   $  279,816   $  341,922
                                                   ========   ========   ==========   ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                           ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................   $  697,805      $   71,816
Accounts and notes receivable, net of allowance of $51,875
  and $50,646, respectively.................................      528,668         519,365
Inventories, net............................................      440,109         396,523
Investments held for sale...................................          320             750
Other current assets, net...................................       33,978          18,024
                                                               ----------      ----------
  Total current assets......................................    1,700,880       1,006,478
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................      140,894         143,559
Buildings and leasehold improvements........................       77,328          71,979
Furniture and other equipment...............................       90,308          76,623
Land........................................................       10,302          10,281
Projects in progress........................................       33,567          32,747
                                                               ----------      ----------
                                                                  352,399         335,189
  Less accumulated depreciation and amortization............     (120,986)        (83,549)
                                                               ----------      ----------
                                                                  231,413         251,640
OTHER ASSETS
Intangible assets, net......................................    5,031,748       5,099,476
Cable distribution fees, net................................      148,449         159,473
Long-term investments.......................................       33,386          29,187
Notes and accounts receivable, net ($81,091 and $22,575,
  respectively, from related parties).......................      128,936          33,571
Inventories, net............................................      475,374         430,215
Advances to USA and subsidiaries............................      524,225         918,817
Deferred charges and other, net.............................       42,161          44,011
                                                               ----------      ----------
                                                               $8,316,572      $7,972,868
                                                               ==========      ==========

              LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................   $   40,702      $   20,053
Accounts payable, trade.....................................      183,314         201,484
Obligations for program rights and film costs...............      289,097         283,812
Cable distribution fees payable.............................       33,556          33,598
Deferred revenue............................................       65,156          41,335
Other accrued liabilities...................................      348,988         342,995
                                                               ----------      ----------
Total current liabilities...................................      960,813         923,277
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........      500,294         504,063
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................      323,801         295,210
OTHER LONG-TERM LIABILITIES.................................       59,269          81,925
MINORITY INTEREST...........................................       13,463          28,662
COMMITMENTS AND CONTINGENCIES...............................           --              --
MEMBERS' EQUITY
Class A (261,197,579 and 252,679,887 shares,
  respectively).............................................    2,083,147       2,007,736
Class B (282,161,530 shares)................................    2,978,635       2,978,635
Class C (45,774,708 shares).................................      466,252         466,252
Retained earnings...........................................      945,062         695,986
Accumulated other comprehensive loss........................      (14,164)         (8,878)
                                                               ----------      ----------
  Total members' equity.....................................    6,458,932       6,139,731
                                                               ----------      ----------
                                                               $8,316,572      $7,972,868
                                                               ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                               CLASS A      CLASS B      CLASS C     RETAINED   COMPREHENSIVE
                                   TOTAL      LLC SHARES   LLC SHARES   LLC SHARES   EARNINGS      INCOME
                                 ----------   ----------   ----------   ----------   --------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 2000...  $6,139,731   $2,007,736   $2,978,635    $466,252    $695,986      $ (8,878)
COMPREHENSIVE INCOME:
  Net earnings for the nine
    months ended September 30,
    2001.......................     279,816           --           --          --     279,816            --
  Foreign currency
    translation................      (4,855)          --           --          --          --        (4,855)
  Decrease in unrealized gains
    in available for sale
    securities.................        (431)          --           --          --          --          (431)
                                 ----------
  Comprehensive income.........     274,530
                                 ----------
  Issuance of LLC shares
    related to option
    exercises..................      73,545       73,545           --          --          --            --
  Issuance of LLC shares
    related to other
    transactions...............       3,267        3,267           --          --          --            --
  Repurchase of LLC shares.....      (1,401)      (1,401)          --          --          --            --
  Mandatory tax distribution to
    LLC partners...............     (30,740)          --           --          --     (30,740)           --
                                 ----------   ----------   ----------    --------    --------      --------
BALANCE AT SEPTEMBER 30,
  2001.........................  $6,458,932   $2,083,147   $2,978,635    $466,252    $945,062      $(14,164)
                                 ==========   ==========   ==========    ========    ========      ========

    Accumulated other comprehensive income is comprised of unrealized gains on available for sale securities of $(9,722) and $(9,291) at September 30, 2001 and December 31, 2000, respectively and foreign currency translation adjustments of $(4,442) and $413 at September 30, 2001 and December 31, 2000, respectively.

    Comprehensive income for the three months ended September 30, 2001 was $84,070.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $279,816   $341,922
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................   178,060    154,945
  Amortization of cable distribution fees...................    29,384     25,335
  Amortization of program rights and film costs.............   506,230    428,537
  Gain on sale of subsidiary stock..........................        --   (104,625)
  Cumulative effect of accounting change....................    (6,470)        --
  Non-cash compensation.....................................     4,137      4,688
  Equity in losses of unconsolidated affiliates.............    16,026     38,260
  Minority interest benefit.................................    (9,508)      (392)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................   (59,414)   (67,348)
  Inventories...............................................     3,801     (1,615)
  Accounts payable..........................................   (27,423)   (28,228)
  Accrued liabilities and deferred revenue..................    18,516     45,153
  Payment for program rights and film costs.................  (566,036)  (528,053)
  Increase in cable distribution fees.......................   (18,511)   (39,251)
  Other, net................................................   (20,180)    21,696
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   328,428    291,024
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................   (35,845)  (107,934)
  Capital expenditures......................................   (50,626)   (49,247)
  Increase in long-term investments and notes receivable....   (81,127)   (21,769)
  Other, net................................................     3,824     (2,806)
                                                              --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................  (163,774)  (181,756)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................    21,347     50,029
  Intercompany..............................................   411,571   (181,052)
  Payment of mandatory tax distribution to LLC partners.....   (30,740)  (118,169)
  Principal payments on long-term obligations...............    (4,765)   (44,890)
  Repurchase of LLC shares..................................    (1,401)  (129,907)
  Proceeds from issuance of LLC shares......................    73,545    216,493
  Other.....................................................    (5,821)   (13,309)
                                                              --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   463,736   (220,805)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................    (2,401)      (602)
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   625,989   (112,139)
  Cash and cash equivalents at beginning of period..........    71,816    247,474
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $697,805   $135,335
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

\

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

    - EMERGING NETWORKS, consists primarily of the cable television properties Trio and News World International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commence site.

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

ACCOUNTING ESTIMATES

    Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

FILM ACCOUNTING

    The Company adopted SOP 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2") during the nine months ended September 30, 2001. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to the Company's previous policy of first capitalizing these costs and then expensing them over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting rules. SOP 00-2 also requires all film costs to be classified in the balance sheet as non-current assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with the Company's existing accounting policies.

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

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--BUSINESS ACQUISITIONS

    The following unaudited pro forma condensed consolidated financial information for the nine months ended September 30, 2000 is presented to show the results of the Company as if the Styleclick Transaction had occurred on January 1, 2000. The pro forma results reflect certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on January 1, 2000.

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000
                                                             ------------------
Net revenues...............................................       $2,388,439
Net income.................................................          308,416

NOTE 4--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000:

    On January 20, 2000, the Company completed its acquisition of Ingenious Designs, Inc. ("IDI"), by issuing approximately 190,000 shares of USA common stock for all the outstanding stock of IDI, for a total value of approximately $5.0 million.

NOTE 5--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, Electronic retailing, Electronic commerce solutions, Styleclick, and Emerging networks. The Cable and studios segment consists of the cable networks USA Network and Sci Fi Channel and Studios USA, which produces and distributes television programming. The Electronic retailing segment consists of Home Shopping Network, America's Store, HSN International and HSN Interactive, including HSN.com, which are engaged in the sale of merchandise through electronic retailing. The Electronic commerce solutions segment primarily represents the Company's customer and e-care businesses. The Styleclick segment represents Styleclick, Inc., a facilitator of e-commerce websites and Internet enabled applications. The Emerging networks segment consists primarily of the cable television properties Trio

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--INDUSTRY SEGMENTS (CONTINUED)
and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commerce site.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
REVENUE
Cable and studios................................  $398,211   $336,047   $1,280,065   $1,105,688
Electronic retailing.............................   453,447    427,058    1,364,248    1,245,323
Styleclick.......................................       901      5,147        7,358       17,556
Electronic commerce solutions....................     4,817      2,524       15,560        5,121
Emerging networks................................     5,784      8,591       18,125       12,862
                                                   --------   --------   ----------   ----------
                                                   $863,160   $779,367   $2,685,356   $2,386,550
                                                   ========   ========   ==========   ==========
OPERATING PROFIT (LOSS)
Cable and studios................................  $126,395   $ 90,394   $  403,466   $  312,371
Electronic retailing.............................     1,026     21,139       27,431       72,666
Styleclick.......................................    (5,525)   (18,150)     (36,496)     (37,382)
Electronic commerce solutions....................   (12,749)    (4,310)     (28,076)     (12,259)
Emerging networks................................    (4,860)    (1,869)     (13,998)      (6,669)
Other............................................   (11,875)    (5,857)     (29,888)     (29,627)
                                                   --------   --------   ----------   ----------
                                                   $ 92,412   $ 81,347   $  322,439   $  299,100
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

    The following tables present condensed consolidating financial information for the three and nine months ended September 30, 2001 for (1) the Company, on a stand-alone basis, (2) the combined wholly owned Subsidiary Guarantors of the Company (3) the combined non-guarantor subsidiaries of the Company, and (4) the Company on a consolidated basis.

    Separate financial statements for each of the Wholly Owned Subsidiary Guarantors are not presented and such Wholly Owned Subsidiary Guarantors are not filing separate reports under the Securities Exchange Act of 1934 because USA's and the Company's management has determined that

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued) the information contained in such documents would not be material to investors. USANi LLC and its subsidiaries have no material restrictions on their ability to transfer amounts to fund USA's operations.

    During 2000, in conjunction with the Styleclick Transaction, Styleclick became a non-guarantor.

                                                         WHOLLY OWNED
                                              USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                               LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ----------   ------------   -------------   ------------   ------------
BALANCE SHEET AS OF SEPTEMBER 30, 2001:
Current assets............................  $  720,833   $   981,352      $  (1,305)    $        --    $ 1,700,880
Property and equipment net................      23,502       203,635          4,276              --        231,413
Goodwill and other intangible assets,
  net.....................................          --     4,941,366         90,382              --      5,031,748
Investment in subsidiaries................   5,705,123       101,355             --      (5,806,478)            --
Other assets..............................     644,229     1,869,653         10,811      (1,172,162)     1,352,531
                                            ----------   -----------      ---------     -----------    -----------
TOTAL ASSETS..............................  $7,093,687   $ 8,097,361      $ 104,164     $(6,978,640)   $ 8,316,572
                                            ==========   ===========      =========     ===========    ===========
Current liabilities.......................  $   40,927   $   901,734      $  18,152     $        --    $   960,813
Long-term debt, less current portion......     498,439            --          1,855              --        500,294
Other liabilities.........................      95,389       273,792         13,889              --        383,070
Minority interest.........................          --        10,365             --           3,098         13,463
Interdivisional equity....................          --     6,911,470         70,268      (6,981,738)            --
Stockholders' equity......................   6,458,932            --             --              --      6,458,932
                                            ----------   -----------      ---------     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY..................................  $7,093,687   $ 8,097,361      $ 104,164     $(6,978,640)   $ 8,316,572
                                            ==========   ===========      =========     ===========    ===========
STATEMENT OF OPERATIONS FOR THE THREE
  MONTHS ENDED SEPTEMBER 30, 2001
Revenue...................................  $       --   $   852,408      $  10,752     $        --    $   863,160
Operating expenses........................     (11,878)     (726,593)       (32,277)             --       (770,748)
Interest expense, net.....................       2,455        (8,112)           (44)             --         (5,701)
Other income (expense), net...............      92,347        (5,516)            --         (92,347)        (5,516)
Provision for income taxes................          --          (535)        (1,152)             --         (1,687)
Minority interest.........................          --         1,825             --           1,591          3,416
                                            ----------   -----------      ---------     -----------    -----------
NET EARNINGS (LOSS).......................  $   82,924   $   113,477      $ (22,721)    $   (90,756)   $    82,924
                                            ==========   ===========      =========     ===========    ===========
STATEMENT OF OPERATIONS FOR THE NINE
  MONTHS ENDED SEPTEMBER 30, 2001
Revenue...................................  $       --   $ 2,646,011      $  39,345     $        --    $ 2,685,356
Operating expenses........................     (29,891)   (2,218,043)      (114,983)             --     (2,362,917)
Interest expense, net.....................       5,683       (24,848)           251              --        (18,914)
Other income (expense), net...............     191,400       (11,259)        (7,844)       (198,493)       (26,196)
Provision for income taxes................     106,154       (10,379)        (4,600)       (104,666)       (13,491)
Minority interest.........................          --        (3,001)        (2,200)         14,709          9,508
                                            ----------   -----------      ---------     -----------    -----------
Income (loss) before cumulative effect on
  accounting change.......................     273,346       378,481        (90,031)       (288,450)       273,346
Cumulative effect on accounting change....       6,470         6,470             --          (6,470)         6,470
                                            ----------   -----------      ---------     -----------    -----------
NET EARNINGS (LOSS).......................  $  279,816   $   384,951      $ (90,031)    $  (294,920)   $   279,816
                                            ==========   ===========      =========     ===========    ===========

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

                                                         WHOLLY OWNED
                                              USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                               LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ----------   ------------   -------------   ------------   ------------
CASH FLOW FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001
Cash flows from operations................  $   (8,726)  $   393,543      $ (56,389)    $        --    $   328,428
Cash flows used in investing activities...      (4,367)     (163,959)         4,552              --       (163,774)
Cash flows from financing activities......     651,691      (221,659)        33,704              --        463,736
Effect of exchange rate...................        (278)       (2,123)            --              --         (2,401)
Cash at the beginning of the period.......      78,079       (22,574)        16,311              --         71,816
                                            ----------   -----------      ---------     -----------    -----------
CASH AT THE END OF THE PERIOD.............  $  716,399   $   (16,772)     $  (1,822)    $        --    $   697,805
                                            ==========   ===========      =========     ===========    ===========

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

    - EMERGING NETWORKS, consists primarily of the cable television properties Trio and NewsWorld International, which were acquired on May 19, 2000, and SciFi.com, an emerging Internet content and commence site.

    THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW DEVELOPMENTS, NEW MERCHANDISING STRATEGIES AND SIMILAR MATTERS. STATEMENTS IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE HEREBY IDENTIFIED AS "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSE OF THE SAFE HARBOR PROVIDED BY SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. FORWARD-LOOKING STATEMENTS, WHEREVER THEY OCCUR IN THIS REPORT, ARE NECESSARILY ESTIMATES REFLECTING THE BEST JUDGMENT OF THE SENIOR MANAGEMENT OF THE COMPANY AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED BY THE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS SHOULD, THEREFORE, BE CONSIDERED IN LIGHT OF VARIOUS IMPORTANT FACTORS, INCLUDING THOSE SET FORTH IN THIS REPORT. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE, BUT ARE NOT LIMITED TO, THE
FOLLOWING: MATERIAL ADVERSE CHANGES IN ECONOMIC CONDITIONS GENERALLY OR IN THE MARKETS SERVED BY THE COMPANY; FUTURE REGULATORY AND LEGISLATIVE ACTIONS AFFECTING THE COMPANY'S OPERATING AREAS; COMPETITION FROM OTHERS; PRODUCT DEMAND AND MARKET ACCEPTANCE; THE ABILITY TO PROTECT PROPRIETARY INFORMATION AND TECHNOLOGY OR TO OBTAIN NECESSARY LICENSES ON COMMERCIALLY REASONABLE TERMS; THE ABILITY TO EXPAND INTO AND SUCCESSFULLY OPERATE IN FOREIGN MARKETS; AND OBTAINING AND RETAINING SKILLED WORKERS AND KEY EXECUTIVES. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

CONSOLIDATED RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE AND NINE MONTHS ENDED
  SEPTEMBER 30, 2000

NET REVENUES

    For the three months ended September 30, 2001, revenues increased by $83.8 million, or 10.8%, to $863.2 million from $779.4 million in 2000 primarily due to increases of $62.2 million, $26.4 million and $2.3 million from the Cable and studios, Electronic retailing and Electronic commerce solutions operations, respectively, offset partially by a decrease in revenues of Styleclick of $4.3 million and Emerging networks of $2.8 million. For the nine months ended September 30, 2001, revenues increased by $298.8 million, or 12.5%, to $2.69 billion from $2.39 billion in 2000 primarily due to increases of $174.4 million, $118.9 million, $10.4 million and $5.3 million from the Cable and studios, Electronic retailing, Electronic commerce services and Emerging networks operations, respectively, offset partially by a decrease in Styleclick revenues of $10.2 million. The Cable and studios increase resulted from significant increases in license fees earned by Studios USA, including amounts related to the three Law & Order programs currently airing on NBC, increased license fees earned in secondary markets, and increased revenues associated with THE DISTRICT. Revenues at Cable increased slightly, due mainly to a $16 million adjustment related to affiliate fees recorded in Q3 2001. Advertising revenue was lower than the prior year due to the weak advertising market, which was worsened by the events of September 11th. Note that the cable networks provided $1.8 million of advertising to affiliated USA companies in the three months ended September 30, 2001. In addition, the networks recognized $17.3 million of barter revenue pursuant to agreements with third parties. The Electronic retailing increase primarily resulted from Home Shopping Network's domestic business, which generated increased sales in the three and nine months ended September 30, 2001 of $27.6 million and $92.4 million, respectively, including increased sales of $23.4 million and $60.2 million, respectively, from HSN.com. In addition, the Improvements business purchased in 2001 contributed
$15.6 million of revenue. On-air sales declined in the quarter $11.5 million due to a dramatic, but relatively short-lived, decline in viewership following the national tragedy of September 11th. HSN ceased its live programming shortly after the attacks and aired live news programming from USA Cable's NWI. For the three months ended September 30, 2001, total units shipped domestically increased slightly to 8.8 million units compared to 8.6 million units in 2000, while the return rate decreased slightly to 19.4% from 19.8% in 2000. Electronic retailing operations in Germany had decreased sales of $3.0 million in the three months ended September 30, 2001, as revenues were $50.8 million in the three months ended September 30, 2001 compared to $53.8 million. The decreased sales reflect in part operating challenges associated with the addition of 4 live hours of programming earlier in the year, as sales continued to be hindered by the conversion to a new order management system, which delayed certain shipments. Furthermore, the return rate increased to 35.2% from 25.7% in 2000. Net revenues in Germany for the nine months ended September 30, 2001 increased by $20.2 million to $182.4 million compared to $162.2 million in 2000. Electronic commerce services revenue increased due primarily to increases in revenue for the transactional sites that ECS manages, offset partially by a decrease in ECS teleservices. Emerging networks revenue for the three months ended September 30, 2001 was impacted by a new affiliate distribution deal, resulting in lower subscriber rates. Styleclick net revenues decreased due to the shutdown of the transactional web sites, First Auction and First Jewelry, in connection with its increased focus on its e-commerce service provider business.

OPERATING COSTS AND EXPENSES

    For the three months ended September 30, 2001, operating expenses increased by $72.7 million, or 10.4%, to $770.7 million from $698.0 million in 2000, primarily due to increases in costs related to revenues and other costs of $71.7 million, including $41.0 million from Electronic retailing, $25.4 million from Cable and studios, and $10.6 million from Electronic commerce solutions, offset partially by a reduction from Styleclick of $9.8 million. In addition, for the three months ended September 30, 2001, amortization of cable distribution fees increased $1.1 million. For the nine months ended September 30, 2001, operating expenses increased by $275.5 million, or 13.2%, to $2.36 billion from $2.09 billion in 2000, primarily due to increases in costs related to revenues and other costs of $275.5 million, including $146.5 million from Electronic retailing, $81.1 million from Cable and studios, $26.0 million from Electronic commerce solutions, $7.8 million from Emerging networks, offset partially by a reduction from Styleclick of $15.8 million. In addition, for the nine months ended September 30, 2001, depreciation and amortization increased $23.1 million and amortization of cable distribution fees increased $4.0 million. For Electronic retailing, domestic costs increased due to higher fixed overhead costs for fulfillment, which helped contribute, along with pricing incentives offered after September 11th, to a lower gross margin of 32.0% as compared to 34.6% in the prior year. Furthermore, the Company incurred higher selling and marketing costs, including programs to attract new customers, and costs related to the Improvements business, which was purchased in 2001. Internationally, costs increased in Germany due to the decline in gross margin to 29.1% from 36.1% in 2000, increased investments in adding an additional 4 live hours of programming and increased marketing expenses for new product lines. The Cable and studios increase resulted primarily from costs associated with the increased revenues of all of the businesses, including the costs of providing increased product to the broadcast networks, and $5.1 million of higher expense for development costs, offset partially by efficient use of programming by Cable, resulting in reduced program amortization, and increased usage of internally developed product. Costs for Electronic commerce solutions increased primarily to higher operating expenses, while costs for Emerging networks increased due to the acquisition of Trio and NewsWorld International on May 19, 2000. Styleclick's operating costs were reduced due to the overall scale back in the transactional business. Note that Styleclick recorded a $2 million write-down of its inventory in the nine months ended September 30, 2001. Depreciation and amortization increased principally as a result of acquisitions and capital investments.

    The three and nine months ended September 30, 2001 reflect restructuring and one-time charges of $4.0 million and $8.7 million, respectively. The amounts represent non-recurring charges related to restructuring operations, consolidating Styleclick's operations in Chicago, the shut down of the Firstauction.com website and employee terminations and benefits.

OTHER INCOME (EXPENSE)

    For the three and nine months ended September 30, 2001, net interest expense increased by $4.7 million and $13.3 million, respectively, compared to 2000 primarily due to lower short-term investment levels. Other expense, net for the three and nine months ended September 30, 2001 decreased $76.1 million and $92.8 million, respectively, due primarily to the gain recorded in the three months ended September 30, 2000 related to the Styleclick merger plus higher equity losses in unconsolidated subsidiaries in 2001.

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

    Net cash provided by operating activities was $328.4 million for the nine months ended September 30, 2001 compared to $291.0 million for the nine months ended September 30, 2000. The 2001 cash proceeds were used to pay for acquisitions of $35.8 million, capital expenditures of $50.6 million, to make principal payments on long-term obligations of $4.8 million, to make mandatory tax distribution payments to LLC partners of $30.7 million, including
$13.3 million to USA, and to provide funding to USA.

    Under the investment agreement, transfers of cash between USA and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the existing credit agreement. Certain transfers of funds between Holdco, USANi LLC and USA are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USA into USANi LLC. During the nine months ended September 30, 2001, net transfers from USANi LLC to USA totaling approximately $81.0 million, including $40.9 million to fund the operations of USA's television broadcast operations, $14.5 million to fund the operations of Ticketmaster for January, and $54.0 million to fund the operations of Precision Response Corporation, offset partially by net cash receipts from USA Films of $31.1 million.

    In August 2001, USA completed the sale of certain stations as part of its agreement with Univision Communications Inc. ("Univision") for Univision to acquire, for $1.1 billion in cash, all of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. USA received $510.4 million in the nine months ended September 30, 2001 related to the sale of the capital stock of certain USAB subsidiaries.

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The $600.0 million revolving credit facility expires on December 31, 2002. The existing credit facility is guaranteed by substantially all of USA's material wholly owned subsidiaries. The interest rate on borrowings under the existing credit facility is tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of September 30, 2001, there was $595.5 million available for borrowing after taking into account outstanding letters of credit.

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

    At September 30, 2001, the Company's outstanding debt approximated
$541.0 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

FOREIGN CURRENCY EXCHANGE RISK

    The Company conducts business in certain foreign markets. However, the level of operations in foreign markets is insignificant to the consolidated results.

EQUITY PRICE RISK

    The Company has no investments in equity securities of unconsolidated publicly-traded companies. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 3.1                    Restated Certificate of Incorporation of USA filed as
                        Exhibit 3.1 to USA's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 2000, is incorporated herein by reference.

 3.2                    Amended and Restated By-Laws of USA filed as Exhibit 3.1 to
                        USA's Form 8-K, dated January 9, 1998, is incorporated
                        herein by reference.

 3.3                    Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to USANi LLC's Registration Statement on Form S-4
                        (No. 333-71305), is incorporated herein by reference.

 3.4                    Amended and Restated Limited Liability Company Agreement of
                        USANi LLC, filed a Exhibit 10.59 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997, is
                        incorporated herein by reference.

    (b) Reports on Form 8-K filed during the quarter ended September 30, 2001.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       USANi, LLC

                                                       By:  /s/ BARRY DILLER
                                                            -----------------------------------------
                                                            Barry Diller
                                                            Chairman and Chief Executive Officer
November 14, 2001

                        NAME                                      TITLE                     DATE
                        ----                                      -----                     ----
                  /s/ BARRY DILLER
     -------------------------------------------       Chairman of the Board and     November 14, 2001
                    Barry Diller                         Chief Executive Officer

                                                       Senior Vice President and
                 /s/ MICHAEL SILECK                      Chief Financial Officer
     -------------------------------------------         (Principal Financial        November 14, 2001
                   Michael Sileck                        Officer)

              /s/ WILLIAM J. SEVERANCE                 Vice President and
     -------------------------------------------         Controller (Chief           November 14, 2001
                William J. Severance                     Accounting Officer)