Form 10-Q
period 2002-03-31
USANI LLC
filed 2002-05-15
CIK 1077059

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    (MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                           USANI LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
NET REVENUES
  Product sales.............................................  $462,442   $458,898
  Service revenue...........................................   384,192    445,884
                                                              --------   --------
  Net revenues..............................................   846,634    904,782
Operating costs and expenses:
  Cost of sales--product sales..............................   301,742    306,163
  Cost of sales--service revenue............................    11,169      3,575
  Program costs.............................................   171,820    201,337
  Selling and marketing.....................................   120,967     95,716
  General and administrative................................    64,659     80,954
  Other operating costs.....................................    27,535     34,465
  Amortization of cable distribution fees...................    13,000      8,756
  Amortization of non-cash compensation.....................     1,024      2,512
  Depreciation and amortization.............................    18,339     56,387
                                                              --------   --------
  Total operating costs and expenses........................   730,255    789,865
                                                              --------   --------
Operating profit............................................   116,379    114,917
Other income (expense):
  Interest income...........................................     1,009     12,910
  Interest expense..........................................   (18,028)   (17,788)
  Miscellaneous.............................................   (13,307)    (7,075)
                                                              --------   --------
                                                               (30,326)   (11,953)
                                                              --------   --------
Earnings before cumulative effect of accounting change,
  income taxes and minority interest........................    86,053    102,964
Minority interest benefit (expense).........................       440      2,240
Income tax expense..........................................    (4,801)    (5,587)
                                                              --------   --------
Earnings before cumulative effect of accounting change......    81,692     99,617
Cumulative effect of accounting change......................        --      6,470
                                                              --------   --------
NET EARNINGS................................................  $ 81,692   $106,087
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
                           ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................  $1,070,553    $  779,592
Accounts and notes receivable, net of allowance of $33,137
  and $61,969, respectively.................................     480,328       533,869
Inventories, net............................................     397,799       404,155
Investments held for sale...................................          --            --
Other current assets, net...................................      33,012        26,120
                                                              ----------    ----------
  Total current assets......................................   1,981,692     1,743,736
PROPERTY, PLANT AND EQUIPMENT
Computer and broadcast equipment............................     140,296       132,712
Buildings and leasehold improvements........................      79,478        79,043
Furniture and other equipment...............................      97,694        96,941
Land........................................................      10,386        10,386
Projects in progress........................................      30,882        40,032
                                                              ----------    ----------
                                                                 358,736       359,114
  Less accumulated depreciation and amortization............    (131,060)     (120,468)
                                                              ----------    ----------
                                                                 227,676       238,646
OTHER ASSETS
Intangible assets, net......................................   4,970,570     4,970,259
Cable distribution fees, net................................     202,727       158,880
Long-term investments.......................................      34,822        39,485
Notes and accounts receivable, net ($86,091 and $99,819,
  respectively, from related parties).......................     134,400       130,368
Inventories, net............................................     513,958       484,679
Advances to USAI and subsidiaries...........................      80,882       581,367
Deferred charges and other, net.............................      64,329        58,475
                                                              ----------    ----------
                                                              $8,211,056    $8,405,895
                                                              ==========    ==========

              LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations.................  $   34,096    $   32,911
Accounts payable, trade.....................................     148,044       233,063
Obligations for program rights and film costs...............     227,120       272,601
Cable distribution fees payable.............................      76,553        32,795
Deferred revenue............................................      59,618        58,949
Other accrued liabilities...................................     381,265       409,286
                                                              ----------    ----------
Total current liabilities...................................     926,696     1,039,605
LONG-TERM OBLIGATIONS (NET OF CURRENT MATURITIES)...........     499,507       499,513
OBLIGATIONS FOR PROGRAM RIGHTS AND FILM COSTS, net of
  current...................................................     297,841       285,378
OTHER LONG-TERM LIABILITIES.................................      28,432        28,783
MINORITY INTEREST...........................................      12,751        12,939
COMMITMENTS AND CONTINGENCIES...............................          --            --
MEMBERS' EQUITY
Class A (268,631,580 and 261,947,704 shares,
  respectively).............................................   2,192,794     2,090,818
Class B (282,161,532 shares)................................   2,978,635     2,978,635
Class C (45,774,708 shares).................................     466,252       466,252
Retained earnings...........................................     817,469     1,009,585
Accumulated other comprehensive loss........................      (9,321)       (5,613)
                                                              ----------    ----------
  Total members' equity.....................................   6,445,829     6,539,677
                                                              ----------    ----------
                                                              $8,211,056    $8,405,895
                                                              ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                  (UNAUDITED)

                                                                                               FOREIGN CURRENCY
                                            CLASS A      CLASS B      CLASS C      RETAINED      TRANSLATION
                                TOTAL      LLC SHARES   LLC SHARES   LLC SHARES    EARNINGS       ADJUSTMENT
                              ----------   ----------   ----------   ----------   ----------   ----------------
                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2001......................  $6,539,677   $2,090,818   $2,978,635    $466,252    $1,009,585       $(5,613)
COMPREHENSIVE INCOME:
  Net earnings for the three
    months ended March 31,
    2002....................      81,692           --           --          --        81,692            --
  Foreign currency
    translation
    adjustment..............      (3,708)                                                           (3,708)
                              ----------
  Comprehensive income......      77,984
                              ----------
  Issuance of LLC shares....     106,311      106,311           --          --            --            --
  Repurchase of LLC shares..      (4,335)      (4,335)          --          --            --            --
  Mandatory tax distribution
    to LLC partners.........    (273,808)          --           --          --      (273,808)           --
                              ----------   ----------   ----------    --------    ----------       -------
BALANCE AT MARCH 31, 2002...  $6,445,829   $2,192,794   $2,978,635    $466,252    $  817,469       $(9,321)
                              ==========   ==========   ==========    ========    ==========       =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2002        2001
                                                              ----------   --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings before cumulative effect of accounting
    change..................................................  $   81,692   $ 99,617
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization.............................      18,339     56,387
  Amortization of cable distribution fees...................      13,000      8,756
  Amortization of program rights and film costs.............     151,717    175,966
  Non-cash compensation.....................................       1,024      2,512
  Amortization of deferred financing costs..................         343        465
  Equity in losses of unconsolidated affiliates.............      13,459      4,773
  Minority interest (benefit) expense.......................        (440)    (2,240)
CHANGES IN CURRENT ASSETS AND LIABILITIES:
  Accounts receivable.......................................      38,826     (3,805)
  Inventories...............................................       7,524     18,463
  Accounts payable..........................................     (88,831)   (65,919)
  Accrued liabilities and deferred revenue..................     (25,827)    (3,831)
  Payment for program rights and film costs.................    (214,088)  (215,251)
  Increase in cable distribution fees.......................     (12,884)      (732)
  Other, net................................................     (35,213)    (4,410)
                                                              ----------   --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........     (51,359)    70,751
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................          --     (2,348)
  Capital expenditures......................................     (12,887)   (19,025)
  Increase in long-term investments and notes receivable....        (603)   (30,619)
  Other, net................................................       2,192     (3,957)
                                                              ----------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................     (11,298)   (55,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................       2,857     40,244
  Payment of mandatory tax distribution to LLC partners.....    (273,808)   (30,737)
  Principal payments on long-term obligations...............      (1,547)    (2,433)
  Repurchase of LLC shares..................................          --       (646)
  Advances from (to) USA and subsidiaries...................     529,883    (30,943)
  Proceeds from issuance of LLC shares......................      96,005     29,495
  Other, net................................................         323     (5,829)
                                                              ----------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     353,713       (849)
  Effect of exchange rate changes on cash and cash
    equivalents.............................................         (95)    (1,680)
                                                              ----------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     290,961     12,273
  Cash and cash equivalents at beginning of period..........     779,592     71,816
                                                              ----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,070,553   $ 84,089
                                                              ==========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           USANI LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping
Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Interactive (formerly, USA Networks, Inc.) ("USA"). At its formation, USA and Home Shopping contributed substantially all of the operating assets and liabilities of Home Shopping to the Company in exchange for Class A LLC Shares of the Company. On February 12, 1998, the Company acquired USA Networks (renamed USA Cable), a New York general partnership consisting of USA Network and Sci Fi Channel, as well as the domestic television production and distribution businesses of Universal Studios (the "Universal Transaction"). As of March 31, 2002 LLC was organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming. USA Entertainment was contributed to a joint venture with Vivendi Universal, S.A. ("Vivendi") on May 7, 2002. See Note 7 for further discussion of the VUE transaction.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 2001.

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

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As disclosed in previous filings, adoption of the new standard had no impact on the Company. Goodwill amortization recorded in the three months ended March 31, 2001 was $36.7 million, including $28.3 million related to USA Entertainment.

    2001 earnings, adjusted for the add back of goodwill, were $142.8 million.

ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS

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

    SOP 00-2 was adopted as of January 1, 2001, and the Company recorded a one-time, non-cash after-tax benefit of $6.5 million. The expense is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K") for a summary of all significant accounting policies.

NOTE 3--STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISLCOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2002:

    For the three months ended March 31, 2002, the Company incurred non-cash compensation expense of $1.0 million.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--STATEMENTS OF CASH FLOWS (CONTINUED)
    For the three months ended March 31, 2002, the Company realized pre-tax losses of $13.5 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE THREE MONTHS ENDED
  MARCH 31, 2001:

    For the three months ended March 31, 2001, the Company incurred non-cash compensation expense of $2.5 million.

    For the three months ended March 31, 2001, the Company realized pre-tax losses of $4.8 million on equity losses in unconsolidated subsidiaries, resulting primarily from HOT Networks, which operates electronic retailing operations in Europe.

NOTE 4--INDUSTRY SEGMENTS

    The Company operates principally in five industry segments: Cable and studios, HSN-US, ECS/ Styleclick, Emerging networks and HSN-International and other.

ADJUSTED EBITDA

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus
(1) depreciation and amortization, (2) amortization of cable distribution fees
(3) amortization of non-cash distribution and marketing expense and
(4) disengagement expenses. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2002 and 2001.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--INDUSTRY SEGMENTS (CONTINUED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
                                                                  (IN THOUSANDS)
Operating profit............................................  $116,379       $114,917
Depreciation and amortization...............................    18,339         56,387
Amortization of cable distribution fees.....................    13,000          8,756
Amortization of non cash compensation expense...............     1,024          2,512
Disengagement expenses......................................    11,538             --
                                                              --------       --------
Adjusted EBITDA.............................................  $160,280       $182,572
                                                              ========       ========

REVENUE
Cable and studios...........................................  $367,259       $434,972
HSN--U.S. (a)...............................................   395,326        385,372
Electronic commerce solutions/Styleclick....................    12,084          8,572
Trio, NWI, Crime, other emerging media......................     6,976          6,163
HSN--International and other(b).............................    64,989         69,703
                                                              --------       --------
                                                              $846,634       $904,782
                                                              ========       ========

OPERATING PROFIT (LOSS)
Cable and studios...........................................  $123,210       $134,603
HSN--U.S.(a)(c).............................................    21,691         16,646
Electronic commerce solutions/Styleclick....................    (9,306)       (19,638)
Trio, NWI, Crime, other emerging media......................    (3,637)        (4,356)
HSN--International and other(b).............................    (6,543)        (2,573)
Corporate and other.........................................    (9,036)        (9,765)
                                                              --------       --------
                                                              $116,379       $114,917
                                                              ========       ========

ADJUSTED EBITDA
Cable and studios...........................................  $126,324       $163,406
HSN--U.S.(a)................................................    57,717         45,380
Electronic Commerce Solutions/Styleclick....................    (8,465)       (16,918)
Trio, NWI, Crime, other emerging media......................    (3,409)        (1,697)
HSN--International and other (b)............................    (4,851)        (1,705)
Corporate & other...........................................    (7,036)        (5,894)
                                                              --------       --------
TOTAL.......................................................  $160,280       $182,572
                                                              ========       ========

------------------------

(a) Includes estimated revenue in 2001 generated by homes lost by HSN following the sale of USA Broadcasting to Univision of $36.2 million. Includes coupons redeemed by customers impacted by disengagement in 2002 of $0.9 million, which is reflected as an offset to revenue.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4--INDUSTRY SEGMENTS (CONTINUED)
(b) Includes impact of foreign exchange fluctuations, which reduced revenues by $16.5 million and $13.7 million in 2002 and 2001, respectively, if the results are translated from Euros to U.S. dollars at a constant exchange rate, using 1999 as the base year.

(c) Includes $11.5 million of costs incurred in 2002 related to the disengagement of HSN from USA Broadcasting stations. Amounts primarily related to payments to cable operators and related marketing expenses in the disengaged markets.

NOTE 5--EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    At March 31, 2002, USA beneficially owned 46.7% of the outstanding common stock of Hot Networks AG, a German stock corporation, the subsidiaries of which operate electronic retailing operations in Europe. This investment is accounted for using the equity method. On May 3, 2002, USA stated that it would no longer fund HOT Networks, which entity USA does not control. The other shareholders have also terminated their funding of the venture. As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that carrying value of the receivable is not recoverable. Summary financial information for Hot Networks AG is presented below.

                                                           AS OF AND FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Current assets..........................................  $ 25,808   $  5,932
Noncurrent assets.......................................   168,993     41,344
Current liabilities.....................................    47,469     32,267
Noncurrent liabilities..................................   234,815     22,871
Net sales...............................................     5,069      5,931
Gross profit............................................       277      1,236
Net loss................................................   (27,094)   (19,250)

    Through April 30, 2002, the Company has contributed approximately
$137.5 million, including $12.2 million in April 2002, and recorded equity losses in unconsolidated subsidiaries of $39.9 million, including $12.2 million in the three months ended March 31, 2002.

    Note that USA consolidates the operations of HOT Germany, a separate entity that USA controls pursuant to a pooling agreement with Georg Kofler. Home Shopping Network, a subsidiary of USA, Georg Kofler and the other shareholders of HOT Germany are actively discussing alternative arrangements with respect to their relationship which may include the acquisition of additional equity by USA. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler. The Company is evaluating these provisions at this time.

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GUARANTEE OF NOTES

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

    As of and for the Year Ended March 31, 2002:

                                                 WHOLLY OWNED                                     USANI
                                      USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                       LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ----------   ------------   -------------   ------------   ------------
Current assets....................  $1,096,724    $  854,596     $   30,372     $        --     $1,981,692
Property and equipment net........       1,902       197,855         27,919              --        227,676
Goodwill and other intangible
  assets, net.....................       2,131     4,880,899         87,540              --      4,970,570
Investment in subsidiaries........   5,727,538       102,031             --      (5,829,569)            --
Other assets......................   1,687,720       195,327         13,129        (865,058)     1,031,118
                                    ----------    ----------     ----------     -----------     ----------
TOTAL ASSETS......................  $8,516,015    $6,230,708     $  158,960     $(6,694,627)    $8,211,056
                                    ==========    ==========     ==========     ===========     ==========
Current liabilities...............  $   38,041    $  859,397     $   29,258     $        --     $  926,696
Long-term debt, less current
  portion.........................     498,590           917             --              --        499,507
Other liabilities.................   1,533,555    (1,346,055)       138,773              --        326,273
Minority interest.................          --        10,216             --           2,535         12,751
Interdivisional equity............                 6,706,233         (9,071)     (6,697,162)            --
Stockholders' equity..............   6,445,829            --             --              --      6,445,829
                                    ----------    ----------     ----------     -----------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY............  $8,516,015    $6,230,708     $  158,960     $(6,694,627)    $8,211,056
                                    ==========    ==========     ==========     ===========     ==========
Revenue...........................  $       --    $  827,619     $   19,015     $        --     $  846,634
Operating expenses................      (8,245)     (690,481)       (31,529)             --       (730,255)
Interest expense, net.............      (8,569)       (8,450)            --              --        (17,019)
Gain on sale of securities........          --            --             --              --             --
Other income (expense), net.......      98,506       (11,585)            --        (100,228)       (13,307)
Provision for income taxes........          --        (3,934)          (867)             --         (4,801)
Minority interest.................          --           440             --              --            440
Net income (loss).................      81,692       113,609        (13,381)       (100,228)        81,692

                           USANI LLC AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6--GUARANTEE OF NOTES (CONTINUED)

                                                 WHOLLY OWNED                                     USANI
                                      USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                       LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ----------   ------------   -------------   ------------   ------------
Net income (loss) from cumulative
  effect on accounting change.....          --            --             --              --             --
                                    ----------    ----------     ----------     -----------     ----------
NET EARNINGS (LOSS)...............      81,692       113,609        (13,381)       (100,228)        81,692
                                    ==========    ==========     ==========     ===========     ==========
Cash flows from operations........  $  (16,028)   $    2,095     $  (37,426)    $        --     $  (51,359)
Cash flows used in investing
  activities......................       1,566       (11,690)        (1,174)             --        (11,298)
Cash flows from financing
  activities......................     316,103        (4,215)        41,825              --        353,713
Effect of exchange rate...........          --           (95)            --              --            (95)
Cash at the beginning of the
  period..........................     789,464        (5,443)        (4,429)             --        779,592
                                    ----------    ----------     ----------     -----------     ----------
CASH AT THE END OF THE PERIOD.....  $1,091,105    $  (19,348)    $   (1,204)    $        --     $1,070,553
                                    ==========    ==========     ==========     ===========     ==========

    As of and for the Year Ended March 31, 2001:

                                                 WHOLLY OWNED                                     USANI
                                      USANI       SUBSIDIARY    NON-GUARANTOR                      LLC
                                       LLC        GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ----------   ------------   -------------   ------------   ------------
Revenue...........................  $       --    $  890,458     $   14,324     $        --     $  904,782
Operating expenses................      (9,765)     (742,227)       (37,873)                      (789,865)
Interest expense, net.............       3,228        (8,317)           211                         (4,878)
Gain on sale of securities........                                                                      --
Other income (expense), net.......     106,154        (5,103)        (1,972)       (106,154)        (7,075)
Provision for income taxes........          --        (3,387)        (2,200)                        (5,587)
Minority interest.................                    (1,511)            --           3,751          2,240
                                    ----------    ----------     ----------     -----------     ----------
Net income (loss).................      99,617       129,913        (27,510)       (102,403)        99,617
Net income (loss) from cumulative
  effect on accounting change.....       6,470         6,470             --          (6,470)         6,470
                                    ----------    ----------     ----------     -----------     ----------
NET EARNINGS (LOSS)...............  $  106,087    $  136,383     $  (27,510)    $  (108,873)    $  106,087
                                    ==========    ==========     ==========     ===========     ==========
Cash flows from operations........  $    2,655    $   87,318     $  (19,222)    $        --     $   70,751
Cash flows used in investing
  activities......................        (377)      (54,604)          (968)             --        (55,949)
Cash flows from financing
  activities......................      24,146       (40,154)        15,159              --           (849)
Effect of exchange rate...........        (139)       (1,541)            --              --         (1,680)
Cash at the beginning of the
  period..........................      78,079       (22,574)        16,311              --         71,816
                                    ----------    ----------     ----------     -----------     ----------
CASH AT THE END OF THE PERIOD.....  $  104,364    $  (31,555)    $   11,280     $        --     $   84,089
                                    ==========    ==========     ==========     ===========     ==========

                           USANI LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7--SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to 477 million shares.

    Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                    GENERAL

    USANi LLC (the "Company" or "LLC"), a Delaware limited liability company, was formed on February 12, 1998 and is a subsidiary of Home Shopping
Network, Inc. ("Home Shopping" or "Holdco"), which is a subsidiary of USA Interactive ("USA"). At its formation, USA and Home Shopping contributed substantially all of the operating assets and liabilities of Home Shopping to the Company in exchange for Class A LLC Shares of the Company. On February 12, 1998, the Company acquired USA Networks (renamed USA Cable), a New York general partnership consisting of USA Network and Sci Fi Channel, as well as the domestic television production and distribution businesses of Universal Studios (the "Universal Transaction"). As of March 31, 2002 LLC was organized into two groups, the Interactive Group and the Entertainment Group. The Interactive Group consists of Home Shopping Network (including HSN International and HSN.com); Electronic Commerce Solutions; and Styleclick (OTC: IBUY). The Entertainment Group consists of USA Cable, including USA Network and Sci Fi Channel and Emerging networks TRIO, Newsworld International, and Crime; and Studios USA, which produces and distributes television programming.

SUBSEQUENT EVENTS

CONTRIBUTION OF THE USA ENTERTAINMENT GROUP TO VUE

    On May 7, 2002, USA completed its previously announced transaction with Vivendi to create a joint venture called Vivendi Universal Entertainment ("VUE") (the "VUE Transaction"). VUE is controlled by Vivendi and its subsidiaries, with the common interests owned 93.06% by Vivendi, 5.44% by USA and 1.5% by Mr. Diller, Chairman and CEO of USA.

    In connection with the Vivendi Transaction, USA and its subsidiaries received the following at the closing: (i) approximately $1.62 billion in cash, debt-financed by VUE, subject to tax-deferred treatment for a 15-year period,
(ii) a $750 million face value Class A preferred interest in VUE, with a 5% annual paid-in-kind dividend and a 20-year term, to be settled in cash at its then face value at maturity; (iii) a $1.75 billion face value Class B preferred interest in VUE, with a 1.4% annual paid-in-kind dividend, a 3.6% annual cash dividend, callable and puttable after 20 years, to be settled by Universal at its then face value with a maximum of approximately 56.6 million USA common shares, provided that Universal may substitute cash in lieu of shares of USA common stock (but not USA Class B common stock), at its election; (iv) a 5.44% common interest in VUE, generally callable by Universal after five years and puttable by USA after eight years, which may be settled in either Vivendi stock or cash, at Universal's election, and (v) a cancellation of Universal's USANi LLC interests that were exchangeable into USA common shares including USANi LLC interests obtained from Liberty in connection with a related transaction. In connection with the transaction, USA has retired approximately 321 million shares previously owned by Vivendi, thereby reducing USA's fully diluted shares to 477 million shares.

    Related to the transaction, Liberty exchanged 7,079,726 shares of USANi LLC for shares of USA common stock, and subsequently transferred to Universal 25,000,000 shares of USA common stock, its remaining 38,694,982 shares of USANi LLC, as well as the assets and liabilities of Liberty Programming France (which consist primarily of 4,921,250 shares of multiThematiques S.A., a French entity), in exchange for 37,386,436 Vivendi ordinary shares.

    USA contributed to VUE USA Cable, which includes USA Network, SCI FI Channel, TRIO and Newsworld International; Studios USA, which produces and distributes television programming; USA Films, which produces and distributes films. Vivendi contributed the film, television and theme park businesses of its subsidiary, Universal Studios, Inc. In addition, USA issued to Universal ten-year warrants to acquire shares of USA common stock as follows: 24,187,094 shares at $27.50 per share; 24,187,094 shares at $32.50 per share; and 12,093,547 shares at $37.50 per share. Barry Diller, USA's chairman and chief executive officer, will receive a common interest in VUE with a 1.5% profit sharing percentage, with a minimum value of $275.0 million, in return for his agreeing to specified non-competition provisions and agreeing to serve as chairman and chief executive officer of VUE. USA and Mr. Diller have agreed that they will not compete with Vivendi's television and filmed entertainment businesses (including VUE) for a minimum of 18 months. The transaction has been accounted for as an asset sale. The after-tax gain associated with this transaction is preliminarily estimated at $3.5 billion.

ADOPTION OF NEW ACCOUNTING RULES FOR GOODWILL

    Effective January 1, 2002, USA adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangible assets with indefinite lives and establish new measurement criterion for these assets. As disclosed in previous filings, the adoption did not result in any write-offs. Goodwill amortization recorded in the three months ended March 31, 2001 was $36.7 million, including $28.3 million related to USA Entertainment.

ADJUSTED EBITDA

    Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as operating profit plus
(1) depreciation and amortization, (2) amortization of cable distribution fees
(3) amortization of non-cash distribution and marketing expense and
(4) disengagement expenses. Adjusted EBITDA is presented here as a management tool and as a valuation methodology. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

    The following is a reconciliation of Operating Income to Adjusted EBITDA for 2002 and 2001.

                                                    THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------
                                                       2002            2001
                                                   ------------   ---------------
Operating profit.................................    $116,379         $114,917
Depreciation and amortization....................      18,339           56,387
Amortization of cable distribution fees..........      13,000            8,756
Amortization of non-cash compensation expense....       1,024            2,512
Disengagement expenses...........................      11,538
                                                     --------         --------
Adjusted EBITDA..................................    $160,280         $182,572
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

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

INTERACTIVE

HSN--U.S.

OPERATING RESULTS

    Net revenues in 2002 increased by $9.9 million, or 2.6%, to $395.3 million from $385.4 million in 2001 due primarily from $19.4 million of revenue generated by the Improvements business, a specialty catalogue retailer purchased in 2001, offset partially by lower revenue of HSN on-air and HSN.com of $7.2 million, as the Company focused on higher margin products in 2002, resulting in an increased margin of 35.5% compared to 33.5% in 2001, at lower revenue levels. As previously disclosed, 2002 revenue was impacted by the disengagement of former USAB broadcast stations that aired Home Shopping programming in late 2001 and early 2002 (see below for further discussion). On a pro forma basis based on the estimated impact of disengagement, net revenues in 2002 increased by $47.0 million, or 13.4%, to $396.2 million from $349.2 million. For 2002, total units shipped domestically increased to
9.6 million units compared to 8.6 million units in 2001, while the on-air return rate decreased slightly to 19.0% from 19.6% in 2001. The average price point in 2001 was $45.41, compared to $50.06 in 2001, resulting from a shift from computers in 2002 to higher margin products as discussed above. Cost related to revenues and other costs and expenses for 2002 decreased slightly by $2.4 million, or 1.2%, to $337.6 million from $340.0 million in 2001 due to lower broadcasting costs offset partially by higher sales volume. Adjusted EBITDA in 2002 increased $12.3 million, to $57.7 million from $45.4 million in 2001, due to increased Adjusted EBITDA of on-air and HSN.com of $11.4 million and $1.7 million of Adjusted EBITDA generated by the Improvements business. Adjusted EBITDA excludes amortization of cable distribution fees of $13.0 million in 2002 and $8.8 million in 2001 and disengagement costs of $11.5 million in 2002.

DISENGAGEMENT

    As noted in the Company's previous filings, the majority of the USAB stations sold to Univision are located in the largest markets in the country and aired HSN on a 24-hour basis. As of January 2002, HSN switched its distribution in these markets directly to cable carriage. As a result, HSN lost approximately 12 million homes and accordingly, HSN's operating results were affected. Fortunately, sales from broadcast only homes are much lower than sales from cable homes. As a result, HSN's losses attributable to disengagement are expected to be limited. HSN estimates that lost sales, translated on a pro forma basis for the first quarter of 2001, were $36.2 million and Adjusted EBITDA of $6.0 million. In addition, in order to effectively transfer HSN's distribution to cable (which has been accomplished), USA incurred charges of approximately $11.5 million in the form of payments to cable operators and related marketing expenses, including $0.9 million of coupon redemptions related to customers impacted by disengagement. USA expects that total disengagement expenses will be approximately $100 million ($35.9 million to be incurred in 2002), which payment will reduce USA's pre-tax proceeds from the Univision transaction to $1 billion. These disengagement costs are excluded from Adjusted EBITDA. Note that the total proceeds of $1.1 billion from the Univision transaction have been collected. The Company has supplemented its discussion of HSN's results by including a comparison of 2002 to 2001, adjusted for the estimated impact of disengagement on revenues and Adjusted EBITDA.

HSN--INTERNATIONAL AND OTHER

    HSN--International consists primarily of HSN--Germany and Home Shopping Espanol, which operates Spanish language electronic retailing operations serving customers primarily in the United States and Mexico. HSN--Germany had decreased sales of $5.6 million in 2002 as compared to 2001, related in part to a decline in the Euro, resulting in $2.8 million of lower sales upon translation from Euro to dollars, and lower sales due to the lingering effects of the conversion to a new order management system. Home Shopping Espanol had slightly increased revenues of $1.6 million, to $5.3 million in 2002 compared to $3.7 million in 2001, resulting from increased sales in existing markets and expansion into Mexico. Overall, international costs decreased $1.6 million due primarily due to lower sales volume, although gross margins declined to 29.1% from 36.2% in 2001 due to high return rates and high fulfillment costs. Adjusted EBITDA for electronic retailing in Germany decreased $3.7 million in 2002, to $1.0 million from $4.7 million in 2001, due to lower margins and higher operating expense. Adjusted EBITDA loss for Espanol and International administration, narrowed to $4.8 million in 2002 from $5.2 million, due to a reduction in the number of live hours of programming.

ELECTRONIC COMMERCE SOLUTIONS/STYLECLICK

    Net revenues in 2002 increased by $3.5 million to $12.1 million compared to $8.6 million in 2001 due primarily to increases in revenue of ECS of $7.3 million offset partially by lower Styleclick revenue of $3.8 million caused by the shut-down of the First Jewelry and FirstAuction.com websites. Cost related to revenues and other costs and expenses in 2002 decreased by $4.9 million, due primarily to initiatives to reduce operating costs of Styleclick. Adjusted EBITDA loss in 2002 narrowed by $8.4 million to $8.5 million in 2002 from $16.9 million in 2001. As previously disclosed, in 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online retail business. During this transition, Styleclick continued to incur significant net losses from operations that raise substantial doubt about Styleclick's ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

ENTERTAINMENT

CABLE AND STUDIOS

    Net revenues in 2002 decreased by $67.7 million to $367.3 million from $435.0 million in 2001 due to the continued softness in the US advertising market and lower syndication revenue. Note that the cable networks provided
$3.5 million of advertising to USA affiliates in 2002. In addition, the networks recognized $8.7 million of barter revenue pursuant to agreements with unaffiliated third parties. Cost related to revenues and other costs and expenses in 2002 decreased by $30.7 million, or 11.3%, to $240.9 billion from $271.6 million in 2000 due to lower revenue and efficient use of programming by Cable and increased usage of internally developed product by Cable, resulting in reduced program amortization. Adjusted EBITDA in 2002 decreased by $37.1 million, or 22.7%, to $126.3 million from $163.4 million in 2001.

EMERGING NETWORKS

    Net revenues in 2002 increased by $0.8 million to $7.0 million from $6.2 million in 2001. Cost related to revenue increased by $2.5 million to $10.4 million from $7.9 million in 2002 as compared to 2001 due primarily to higher programming costs of Trio. Adjusted EBITDA loss in 2002 increased by $1.7 million, to a loss of $3.4 million.

DEPRECIATION AND AMORTIZATION, NON-CASH COMPENSATION AND OTHER INCOME (EXPENSE)

    Depreciation and amortization decreased $38.0 million to $18.3 million from $56.4 million, due primarily to the impact of the adoption of FAS 141/ 142 in the first quarter or 2002, resulting in no goodwill amortization in 2002. Goodwill amortized in the first quarter of 2001 was $36.7 million. Amortization of non-cash compensation expense decreased
$1.5 million due to lower non-cash expense related to the Company's bonus stock program. Amortization of cable distribution fees increased $4.2 million, to $13.0 million in 2002, due to increased up-front payments made to cable operators.

    For the three months ended March 31, 2002, net interest expense was $17.0 million compared to $4.9 million in 2001 primarily due to lower interest earned due to lower rates.

    In the three months ended March 31, 2002 and 2001, the Company realized pre-tax losses of $13.5 million and $4.8 million, respectively, on equity losses in unconsolidated subsidiaries resulting primarily from HOT Networks, which operates electronic retailing operations in Europe. On May 3, 2002, USA stated that it would no longer fund HOT Networks. The other shareholders have also terminated their funding of the venture. As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that the carrying value of the receivable is not recoverable.

INCOME TAXES

    As a limited liability company, the Company is not subject to federal or state income taxes in the United States, but rather the LLC partners are responsible for taxes related to the earnings attributable to each partner. The Company is subject to unincorporated business tax in New York City and income tax in Germany.

    USA's effective tax rate of 55.41% for the three months ended March 31, 2002 was higher than the statutory rate due to the impact on taxable income of non-deductible goodwill, consolidated book losses not consolidated into taxable income and state income taxes.

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

    Net cash used by operating activities was $51.4 million for the three months ended March 31, 2002 compared to cash provided of $70.8 million for the three months ended March 31, 2001. The decrease relates primarily to increased payments for program rights and film costs and accounts payable related to inventory purchases made in late 2002. The 2002 cash proceeds were used to pay for capital expenditures of $12.9 million, to make principal payments on long-term obligations of $1.5 million, to make mandatory tax distribution payments to LLC partners of $273.8 million, including $120.3 million to USA, and to provide funding to USA.

    Under the investment agreement, transfers of cash between USA and USANi LLC are evidenced by a demand note and accrue interest at USANi LLC's borrowing rate under the credit agreement described below. Certain transfers of funds between Holdco, USANi LLC and USA are not evidenced by a demand note and do not accrue interest, primarily relating to the establishment of the operations of USANi LLC and capital contributions from USA into USANi LLC. During the three months ended March 31, 2002, net transfers from USANi LLC to USA totaling approximately
$57.6 million, including, $14.5 million to fund the operations of Ticketmaster for January, and $4.9 million to fund the operations of Precision Response Corporation, offset partially by net cash receipts from USA Films of $6.8 million.

    On February 12, 1998, USA and USANi LLC, as borrower, entered into a credit agreement that provided for a $1.6 billion credit facility. Of that amount, $1.0 billion was permanently repaid in prior years. The interest rate on borrowings under the credit facility was tied to an alternate base rate or the London InterBank Rate, in each case, plus an applicable margin. As of March 31, 2002, there was $593.0 million available for borrowing after taking into account outstanding letters of credit. The remaining $600.0 million related to a revolving credit facility that was terminated by USA as a result of the Vivendi transaction.

    In January 2001, USA received the final proceeds of $589.6 million from the sale of the capital stock of certain USA Broadcasting ("USAB") subsidiaries that own 13 full-power television stations and minority interests in four additional full-power stations. In August 2001, USA had completed the sale. This amount is reflected as an intercompany transaction.

    Through April 30, 2002, the Company has contributed approximately
$137.5 million to HOT Networks, including $12.2 million in April 2002, and recorded equity losses in unconsolidated subsidiaries of $39.9 million, including $12.2 million in the three months ended March 31, 2002. On May 3, 2002, USA stated that it would no longer fund HOT Networks. The other shareholders have also terminated their funding of the venture. As of April 30, 2002, USA has a long-term receivable of $100.5 million from HOT Networks. The Company is evaluating the recoverability of this receivable, but has not completed its evaluation at this time. Home Shopping Network and the other shareholders of HOT Networks are actively discussing alternative arrangements with respect to their relationship, which may include the acquisition of additional equity by USA. Based on these discussions, the Company may determine that the carrying value of the receivable is not recoverable.

    Note that USA consolidates the operations of HOT Germany. Home Shopping Network, a subsidiary of USA, Georg Kofler and the other shareholders of HOT Germany are currently discussing alternative arrangements with respect to their relationship. Home Shopping Network has guaranteed certain bank loans to Mr. Kofler by agreeing to purchase, at a price not to exceed $50 million, Mr. Kofler's shares in HOT Germany that have been pledged to the banks providing the loans in the event of a default by Mr. Kofler. The Company is evaluating these provisions at this time.

    As of March 31, 2002, the Company has $1.1 billion of cash on hand. After the closing of the Vivendi Transaction, USA has $2.7 billion of cash on hand.

    USA anticipates that it will need to invest working capital towards the development and expansion of its overall operations. The Company anticipates that it will make a significant number of acquisitions, which could result in the incurrence of debt. Furthermore, future capital expenditures may be higher than current amounts over the next several years.

    In management's opinion, available cash, internally generated funds and available borrowings will provide sufficient capital resources to meet USA's foreseeable needs.

                                  SEASONALITY

    USA's businesses are subject to the effects of seasonality. Cable and Studios revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

    USA believes seasonality impacts its Electronic Retailing segment but not to the same extent it impacts the retail industry in general.

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

    At March 31, 2002, the Company's outstanding debt approximated $533.6 million, substantially all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate.

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

    Foreign exchange gains and losses were not material to the Company's earnings for the three months ended March 31, 2002 or 2001.

EQUITY PRICE RISK

    The Company has a minimal investment in equity securities of publicly-traded companies. This investment, as of March 31, 2002, was considered available-for-sale, with the unrealized gain deferred as a component of stockholders' equity. It is not customary for the Company to make significant investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company has described the Home Shopping Network Consumer Class Action litigation in the 2001 Form 10-K, which litigation related to an action in Illinois. In May of 2002, Home Shopping Network, Inc. and Home Shopping Club LP (the "HSN Defendants") were named as defendants in a consumer class action lawsuit entitled SUSAN DICICCO, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. HOME SHOPPING NETWORK, INC. D/B/A THE HOME SHOPPING NETWORK AND HOME SHOPPING CLUB, L.P. D/B/A THE HOME SHOPPING NETWORK, filed in the Civil Division of the Circuit Court of Pinellas County, Florida, Case No. 02-3625-CI-19. The Florida action is substantially similar to the Illinois action and is purportedly brought on behalf of consumers who were alleged to have purchased a Proteva personal computer from the HSN Defendants and experienced one of the three following conditions: (a) the computer was or became defective upon purchase or soon thereafter, (b) the HSN Defendants refused or failed to honor the rebate offer which was offered as part of the sale, or (c) the HSN Defendants refused or failed to provide customer and warranty service as purportedly advertised. In the complaint, the plaintiff asserts causes of action for deceptive trade practices in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of contract, breach of express and implied warranties and unjust enrichment and seek damages, disgorgement of profits, costs and expenses (including reasonable attorneys' and experts' fees) and such other relief as the Court may deem proper. The HSN Defendants have not been served with the complaint, and when served, intend to vigorously defend the action.

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

 3.2 Amendment to Restated Certificate of Incorporation of USA, filed as Exhibit A to USA's Definitive Information
                        Statement, filed on November 19, 2001, is incorporated herein by reference.

 3.3                    Certificate of Ownership and Merger Merging Taiwan Travel,
                        Inc. into USA Networks, Inc., filed as Exhibit 3.3 to USA's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended
                        March 31, 2002, is incorporated herein by reference.

 3.4                    Amended and Restated By-Laws of USA filed as Exhibit 3.4 to
                        USA's Form 10-K for the fiscal year ended December 31, 2001, is incorporated herein by reference.

 3.5                    Certificate of Formation of USANi LLC, filed as Exhibit 3.3 to USANi LLC's Registration Statement on Form S-4
                        (No. 333-71305), is incorporated herein by reference.

 3.6                    Amended and Restated Limited Liability Company Agreement of
                        USANi LLC, filed a Exhibit 10.59 to USA's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997, is
                        incorporated herein by reference.

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2002.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       USANi, LLC

                                                       By:  /s/ BARRY DILLER
                                                            -----------------------------------------
                                                            Barry Diller
                                                            Chairman and Chief Executive Officer
May 15, 2002

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                  /s/ BARRY DILLER                     Chairman of the Board,
     -------------------------------------------         Chief Executive Officer        May 15, 2002
                    Barry Diller                         and Director

                                                       ExecutiveVice President and
                /s/ DARA KHOSROWSHAHI                    Chief Financial Officer
     -------------------------------------------         (Principal Financial           May 15, 2002
                  Dara Khosrowshahi                      Officer)

              /s/ WILLIAM J. SEVERANCE                 Vice President and
     -------------------------------------------         Controller (Chief              May 15, 2002
                William J. Severance                     Accounting Officer)